Form 10QSB
period 2001-03-31
DESERT MINING INC
filed 2001-05-15
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2001
                               ----------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    -----------

Commission File number       000-32123
                       ------------------

                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0664962
------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
-----------------------------------------------------        ------------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


(Former  name,  former  address,  and former  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

      Class                                   Outstanding as of March 31, 2001
    ---------                                -----------------------------------
Common  Stock, $0.001                                    785,000

                                      INDEX




                                                                           Page
                                                                          Number
PART I.

     ITEM 1.  Financial Statements (unaudited)..............................3

              Balance Sheets................................................4
                 March 31, 2001 and December 31, 2000

              Statements of Operations
                 For the three  months ended March  31, 2001 and 2000.......5 and the period June 6, 1979 to March 31, 2001

              Statements of Cash Flows
                  For the three months ended March 31, 2001 and 2000........6 and the period June 6, 1979  to March 31, 2001

              Notes to Financial Statements.................................7

     ITEM 2.  Plan of Operations............................................9

PART II.      Signatures....................................................9

                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at March 31, 2001 and December 31, 2000, and the related statements of operations for the three months ended March 31, 2001 and 2000 and the period June 6, 1979 to March 31, 2001, the statement of cash flows for the three months ended March 31, 2001 and 2000, and the period June 6, 1979 to March 31, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2001, and December 31, 2000

--------------------------------------------------------------------------------



                                                           Mar 31,      Dec 31,
                                                             2001        2000
                                                           --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
       value; 785,000 shares issued and outstanding             785         785

   Capital in excess of par value                            19,264      19,214

    Deficit accumulated during the development stage        (20,049)    (19,999)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --    $   --
                                                           ========    ========




   The accompanying notes are an integral part of these financial statements.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
           For the Three Months Ended March 31, 2001, and 2000 and the
           Period June 6, 1979 (Date of Inception) to March 31, 2001

--------------------------------------------------------------------------------



                               Mar 31,         Mar 31,       Jun 6, 1979 to
                                2001            2000         Mar  31, 2001
                              ---------       ---------      --------------
REVENUES                      $    --         $    --          $    --

EXPENSES                             50            --             20,049
                              ---------       ---------        ---------

NET LOSS                      $     (50)      $    --          $ (20,049)
                              =========       =========        =========




NET LOSS PER COMMON
   SHARE

   Basic                      $    --         $    --
                              ---------        ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                      785,000         785,000
                              ---------        ---------









   The accompanying notes are an integral part of these financial statements.




                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
           For the Three Months Ended March 31, 2001, and 2000 and the
           Period June 6, 1979 (Date of Inception) to March 31, 2001

------------------------------------------------------------------------------------


                                                                         Jun 6, 1979
                                                    Mar 31,     Mar 31,   to Mar 31,
                                                     2001        2000        2001
                                                   --------    --------   --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $    (50)   $   --     $(20,049)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


           Contributions to capital - expenses           50        --          424


          Net Cash Used in Operations                  --          --      (19,625)
                                                   --------    --------   --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                       --          --         --
                                                   --------    --------   --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock       --          --       19,625
                                                   --------    --------   --------

   Net Increase (Decrease) in Cash                     --          --         --

   Cash at Beginning of Period                         --          --         --
                                                   --------    --------   --------

   Cash at End of Period                           $   --      $   --     $   --
                                                   ========    ========   ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses                      $    424
                                                              --------


   The accompanying notes are an integral part of these financial statements.

                                       6

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

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes
------------

On November 30, 2000, the Company had a net operating loss carry forward of $19,625. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2022.

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Estimates and Assumptions
-------------------------

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

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Comprehensive Income
--------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity.

Recent Accounting Pronouncements
--------------------------------

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS

--------------------------------------------------------------------------------


The Company's management is seeking and intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital necessary for its planned activity. The management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to continue operations for the coming year.

Liquidity and Capital Resources
-------------------------------

The Company will need additional working capital to finance its planned activity.

Results of Operations
---------------------

The Company has had no operations during this reporting period.


                               PART 2 - SIGNATURES



--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                    Desert   Mining, Inc.
                                                    [Registrant]

                                                    /s/ Kim Christensen
                                                    --------------------------
                                                    Kim Christensen - President


                                                    /s/ Susan Johnson
                                                    ----------------------------
                                                    Susan Johnson - Treasurer
May 14, 2001