Form 10QSB
period 2001-06-30
DESERT MINING INC
filed 2001-08-08
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June  30, 2001
                               ------------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANG
   ACT OF 1934

For the transition period from                      to
                               --------------------    ------------------------


Commission File number      000-32123
                        --------------------



                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)

          Nevada                                                 87-0664962
-------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.


1981 East Murray Holiday Rd,  Salt Lake City, Utah                  84117
---------------------------------------------------          ------------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code


                               -------------------
             (Former name, former address, and former fiscal year,
                         if changed since lastreport.)

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 durin the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has been subject to suc filing requirements for the past 90 days. Yes [ ] No [x ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

        Class                                   Outstanding as of June 30, 2001
      ---------                                ---------------------------------
 Common  Stock, $0.001                                      785,000


                                              INDEX

                                                                                  Page
                                                                                 Number
PART I.
   ITEM 1.  Financial Statements (unaudited).......................................3

            Balance Sheets.........................................................4
               June 30, 2001 and December 31, 2000

            Statements of Operations
               For the three and six  months ended June  30, 2001 and 2000.........5 and the period June 6, 1979 to June 30, 2001
            Statements of Cash Flows
                For the six months ended June 30, 2001 and 2000....................6 and the period June 6, 1979  to June 30, 2001

            Notes to Financial Statements..........................................7

   ITEM 2.  Plan of Operations.....................................................9

PART II.    Signatures.............................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------


                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and the period June 6, 1979 to June 30, 2001, the statement of cash flows for the six months ended June 30, 2001 and 2000, and the period June 6, 1979 to June 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2001, and December 31, 2000

-----------------------------------------------------------------------------------



                                                               Jun 30,     Dec 31,
                                                                2001        2000
                                                              --------    --------
ASSETS

CURRENT ASSETS

   Cash ...................................................   $   --      $   --
                                                              --------    --------

       Total Current Assets ...............................   $   --      $   --
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable .......................................   $   --      $    950
                                                              --------    --------

       Total Current Liabilities ..........................       --           950
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        785,000 shares issued and outstanding .............        785         785

   Capital in excess of par value .........................     22,222      19,214

    Deficit accumulated during the development stage ......    (23,007)    (20,949)
                                                              --------    --------

       Total Stockholders' Equity (deficiency) ............       --          (950)
                                                              --------    --------

                                                              $   --      $   --
                                                              ========    ========



   The accompanying notes are an integral part of these financial statements.


                                       -4-




                                  DESERT MINING, INC.
                             ( Development Stage Company)
                               STATEMENTS OF OPERATIONS
              For the Three and Six Months Ended June 30, 2001, and 2000
           and the Period June 6, 1979 (Date of Inception) to June 30, 2001

---------------------------------------------------------------------------------------


                             Three Months             Six Months
                       ----------------------   ----------------------
                        Jun 30,       Jun 30,    Jun 30,      Jun 30,      Jun 6, 1979 to
                         2001           2000      2001         2000        Jun  30, 2001
                       ---------    ---------   ---------    ---------     -------------
REVENUES ...........   $    --      $    --     $    --      $    --        $    --

EXPENSES ...........       2,008         --         2,058         --           23,007
                       ---------    ---------   ---------    ---------      ---------

NET LOSS ...........   $  (2,008)   $    --     $  (2,058)   $    --        $ (23,007)
                       =========    =========   =========    =========      =========




NET LOSS PER COMMON
   SHARE

   Basic ...........   $    --      $    --     $    --      $    --
                       ---------    ---------    ---------   ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic .........     785,000      785,000     785,000      785,000
                       ---------    ---------    ---------   ---------










   The accompanying notes are an integral part of these financial statements.

                                       -5-




                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 2001, and 2000
        and the Period June 6, 1979 (Date of Inception) to June 30, 2001

-------------------------------------------------------------------------------------
                                                                          Jun 6, 1979
                                                    Jun 30,     Jun 30,   to Jun 30,
                                                     2001        2000       2001
                                                   --------    --------   --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss ....................................   $ (2,058)   $   --     $(23,007)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

Contributions to capital - expenses ............      2,058        --        3,382


          Net Cash Used in Operations ..........       --          --      (19,625)
                                                   --------    --------   --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                       --          --         --
                                                   --------    --------   --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock ......       --          --       19,625
                                                   --------    --------   --------

   Net Increase (Decrease) in Cash .............       --          --         --

   Cash at Beginning of Period .................       --          --         --
                                                   --------    --------   --------

   Cash at End of Period .......................   $   --      $   --     $   --
                                                   ========    ========   ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

   Contributions to capital - expenses                             $ 3,382
                                                                   -------


   The accompanying notes are an integral part of these financial statements.

                                       -6-

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

Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $23,007. The tax benefit of $6,902 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2022.

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


                                                       Desert Mining, Inc.
                                                           [Registrant]

                                                     /s/ Kim Christensen
                                                     ---------------------------
                                                     Kim Christensen - President


                                                     /s/ Susan Johnson
                                                     ---------------------------
                                                     Susan Johnson - Treasurer
August 8, 2001