Form 10QSB
period 2001-09-30
DESERT MINING INC
filed 2001-11-07
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September  30, 2001
                               ---------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               -----------------    ---------------

Commission File number       000-32123
                       ---------------------

                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)


          Nevada                                                87-0664962
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------           -----------------
(Address of principal executive offices)                         (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                           ---------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

       Class                                Outstanding as of September 30, 2001
      ---------                             ------------------------------------
 Common  Stock, $0.001                                    785,000


                                               INDEX

                                                                                           Page
                                                                                          Number
                                                                                          ------
PART I.

          ITEM 1.   Financial Statements (unaudited)..........................................3

                    Balance Sheets............................................................4
                       September 30, 2001 and December 31, 2000

                    Statements of Operations
                       For the three and nine  months ended September  30, 2001 and 2000 .....5 and the period June 6, 1979 to September 30, 2001

                    Statements of Cash Flows
                        For the nine months ended September 30, 2001 and 2000 ................6 and the period June 6, 1979  to September 30, 2001


                    Notes to Financial Statements.............................................7

          ITEM 2.   Plan of Operations........................................................9

PART II.            Signatures................................................................9



                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at Septebmer 30, 2001 and December 31, 2000, and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and the period June 6, 1979 to September 30, 2001, the statement of cash flows for the nine months ended September 30, 2001 and 2000, and the period June 6, 1979 to September 30, 2001, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2001, and December 31, 2000

-----------------------------------------------------------------------------------



                                                              Sept 30,     Dec 31,
                                                                2001        2000
                                                              --------    --------
ASSETS

CURRENT ASSETS

   Cash                                                       $   --      $   --
                                                              --------    --------

       Total Current Assets                                   $   --      $   --
                                                              ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                           $   --      $    950
                                                              --------    --------

       Total Current Liabilities                                  --           950
                                                              --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        785,000 shares issued and outstanding                      785         785

   Capital in excess of par value                               22,835      19,214

   Deficit accumulated during the development stage            (23,620)    (20,949)
                                                              --------    --------

       Total Stockholders' Equity (deficiency)                    --          (950)
                                                              --------    --------

                                                              $   --    $   --
                                                              ========    ========



   The accompanying notes are an integral part of these financial statements.


                               DESERT MINING, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2001, and 2000
      and the Period June 6, 1979 (Date of Inception) to September 30, 2001

--------------------------------------------------------------------------------------


                             Three Months              Nine Months
                       ----------------------   ----------------------
                         Sept 30,    Sept 30,    Sept 30,     Sept 30,  Jun 6, 1979 to
                          2001        2000         2001         2000     Sept 30, 2001
                       ---------    ---------   ---------    ---------  --------------
REVENUES               $    --      $    --     $    --      $    --       $    --

EXPENSES                     613         --         2,671         --          23,620
                       ---------    ---------   ---------    ---------     ---------

NET LOSS               $    (613)   $    --     $  (2,671)   $    --       $ (23,620)
                       =========    =========   =========    =========     =========




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --     $    --      $    --
                       ---------    ---------   ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               785,000      785,000     785,000      785,000
                       ---------    ---------   ---------    ---------





   The accompanying notes are an integral part of these financial statements.


                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 2001, and 2000
      and the Period June 6, 1979 (Date of Inception) to September 30, 2001

--------------------------------------------------------------------------------------


                                                                         Jun 6, 1979
                                                   Sept 30,     Sept 30,  to Sept 30,
                                                     2001        2000        2001
                                                   --------    --------   ----------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $ (2,671)   $   --     $(23,620)


       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Contributions to capital - expenses            2,671        --        3,995


       Net Cash Used in Operations                     --          --      (19,625)
                                                   --------    --------   --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                       --          --         --
                                                   --------    --------   --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock              --          --       19,625
                                                   --------    --------   --------

   Net Increase (Decrease) in Cash                     --          --         --

   Cash at Beginning of Period                         --          --         --
                                                   --------    --------   --------

   Cash at End of Period                           $   --      $   --     $   --
                                                   ========    ========   ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

   Contributions to capital - expenses                                    $  3,995
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

Income Taxes
------------

On June 30, 2001, the Company had a net operating loss carry forward of $23,620. The tax benefit of approximately $7,086 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2022.

Basic  Net Income (Loss) Per Share
----------------------------------

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


                                               Desert   Mining, Inc.
                                               [Registrant]



                                               S/ Kim Christensen
                                               --------------------------------
                                               Kim Christensen - President


                                               S/ Susan Johnson
                                               ---------------------------------
                                               Susan Johnson - Treasurer
November 7, 2001