Form 10KSB
period 2001-12-31
DESERT MINING INC
filed 2002-03-28
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended     December 31, 2001
                               ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number              000-32123
                       --------------------------------

                               Desert Mining, INC.
                              ---------------------
               (Exact name of registrant as specified in charter)

               Nevada                                          87-0664962
--------------------------------------------            ---------------------
State or other jurisdiction of incorporation          (I.R.S. Employer I.D. No.)
          or organization

 1981 East Murray Holiday Road, Salt Lake City, Utah            84117
----------------------------------------------------       -----------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code        801-272-9294
                                               -------------------------------

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                 Name of each exchange on which registered
       None                                           None
--------------------              ---------------------------------------------

Securities registered pursuant to section 12 (g ) of the Act:

                                     Common
                    ---------------------------------------
                                (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [ x] No [ ]

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

At December 31, 2001, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2001, the registrant had 785,000 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
------
                                                                          Page
                                                                          ----
ITEM 1.    DESCRIPTION OF BUSINESS                                          4

ITEM 2.    DESCRIPTION OF PROPERTIES                                        8

ITEM 3.    LEGAL PROCEEDINGS                                                8

ITEM 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                8

PART II
-------

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS         8

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10

ITEM 7.    FINANCIAL STATEMENTS                                             10

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE                                         10


PART III
--------

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT               11

ITEM 10.   EXECUTIVE COMPENSATION                                           13

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                                   14

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   14


PART IV
-------

ITEM 13.   EXHIBITS                                                         15

                                    Page -3-

--------------------------------------------------------------------------------
                         ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------


History and Organization

The Company was incorporated under the laws of the State of Nevada on June 6, 1979 with authorized common stock of 2,500 shares with no par value. On November 3, 2000 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

On November 28, 2000 the Company completed a forward common stock split of two hundred shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

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

Sources and Availability of Raw Materials and Names of Principal Suppliers.

     None; not applicable.

                                    Page -6-

Dependence on One or a Few Major Customers.

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

                                    Page -7-

Number of Employees.

     None.


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


The Company's does not  own any property


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------


None.


--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
--------------------------------------------------------------------------------


      No matters were submitted to a vote of the shareholders of the Company during the fiscal year ende December 31, 2001



                                     PART II


--------------------------------------------------------------------------------
        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


Market Information

     There is no "public market" for shares of common stock of the Company. Although the Company's shares are quoted on the OTC Bulletin Board of the National Association of Securities Dealers, the Company is unaware of any trades having been consummated. In any event, no assurance can be given that any public market for the Company's shares will develop or be maintained.

       The ability of an individual shareholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, the Company has no plans to register its securities in any particular state. Further, most likely the Company's shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities

                                    Page -8-

Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

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


Overview
--------

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

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, the Company had no assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and from contributions to capital from its officers and directors. The Company anticipates that it will continue to pay its expenses by contributions from its officers.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2001.


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


General
-------

The following table sets forth certain information regarding the current directors and executive officers of the Company:

                                                                Position
Name              Age          Title                            Held Since

Kim Christensen   30     President and Director                 6/6/2000

Susan Johnson     48     Secretary, Treasurer, and Director     6/6/2000

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



                                    Page -11-

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

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

                                    Page -12-

The following table sets forth as of December 31, 2001, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name                Position                        Reports Filed
              ----                --------                        -------------

              NONE


--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2001, 2000, and 1999.

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

                                    Page -13-

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2001, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address                      Amount and Nature of         Percent
Beneficial Owner                      Beneficial Ownership         of Class

Kim Christensen (Pres/Dir)                   160,000                20.4%
4085 No. 353 E.
Salt Lake City, Utah 84108

Susan Johnson (Sec/Dir)                      160,000                 20.4%
4085 No. 353 E.
Salt Lake City, Utah 84108

Jack Turner                                   40,000                  5.1%
2835 South 1300 East
Salt Lake City, Utah 84105

David Lee                                     40,000                  5.1%
10383 So. 2400 W.
Draper, Utah 84020

All officers and
directors as a group                         320,000                 40.8%




-------------------------------------------------------------------------------
            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------------------------------


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


                                    Page -14-

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There have no material transactions between the Company and its promoters or founders.


--------------------------------------------------------------------------------
                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------


(a)(1) Financial Statements. The following financial statements are included in this report:


Title of Document                                                          Page
-----------------                                                          ----

Report of Andersen, Andersen & Strong, Certified Public Accountants         17

Balance Sheets as of December 31, 2001                                      18

Statements of Operations for years ended December 31, 2001,
      and 2000 and the period June 17, 1977 to December 31, 2001            19

Statements of Changes in Stockholders' Equity for the period
      June 17 1977 to December 31, 2001                                     20

Statements of Cash Flows for the years ended December 31, 2001,
      and 2000 and the period June 17, 1977 to December 31, 2001            21

Notes to Financial Statements                                               22

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

                                          Desert Mining, Inc.
                                          (Registrant)

Dated: 28th day of March, 2002            By: s/ Kim Christensen
                                              -------------------------------
                                                 Kim Christensen
                                                 President and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002


s/ Kim Christensen
-------------------------------------
Director and Chief Executive Officer



s/ Susan Johnson
-------------------------------------
Director and Treasurer

                                    Page -16-

ANDERSEN ANDERSEN & STRONG, L.C.
--------------------------------
Certified Public Accountants and Business Consultants

Member SEC Practice Section of the AICPA
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
                                                                Fax 801 486-0098


Board of Directors
Desert  Mining, Inc.
Salt Lake City, Utah


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Desert Mining, Inc. (development stage company) at December 31, 2001 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period June 6, 1979 (date of inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. at December 31, 2001 and the results of operations, and cash flows for the years ended December 31, 2001 and 2000 and the period June 6, 1979 (date of inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4 . These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 s\ Andersen Andersen and Strong
Salt Lake City, Utah,
March 20, 2002


                                    Page -17-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

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
                                                                       --------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        785,000 shares issued and outstanding                               785

    Capital in excess of par value                                       23,448

   Deficit accumulated during the development stage                     (24,233)
                                                                       --------

       Total  Stockholders'  Equity                                        --
                                                                       --------

                                                                       $   --
                                                                       ========




              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -18-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Years Ended December 31, 2001 and 2000 and the
          Period June 6, 1979 (Date of Inception) to December 31, 2001

--------------------------------------------------------------------------------


                                        Dec 31,        Dec 31,    Jun 6, 1979 to
                                         2001           2000       Dec 31, 2001
                                      ---------       ---------   --------------

REVENUES                              $    --         $    --       $    --

EXPENSES                                  3,284           9,324        24,233
                                      ---------       ---------     ---------

NET LOSS                              $  (3,284)      $  (9,324)    $ (24,233)
                                      =========       =========     =========




NET LOSS PER COMMON SHARE

   Basic                              $    --         $    (.02)
                                      ---------       ---------





AVERAGE OUTSTANDING SHARES

    Basic                               785,000         529,000
                                      ---------       ---------











              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -19-


                                      DESERT MINING , INC.
                                  ( Development Stage Company)
                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        For the Period June 6, 1979 (Date of Inception)
                                      to December 31, 2001
----------------------------------------------------------------------------------------------


                                                Common Stock         Capital in
                                           ------------------------  Excess of     Accumulated
                                              Shares       Amount    Par Value       Deficit
                                           ---------------------------------------------------
Balance June 6, 1979 (date of inception)         --       $   --       $   --       $   --

Issuance of common stock for cash
   at $.025 - 1988                            340,000          340        8,160         --

Net operating loss for the year ended
   December 31, 1988                             --           --           --         (8,500)

Issuance of common stock for cash
     at $.025 - 1989                          125,000          125        3,000         --

Net operating loss for the year ended
    December 31, 1989                            --           --           --         (3,125)

Issuance of common stock for cash
   at  $.025 - related parties -
   November 28, 2000                          320,000          320        7,680         --

Contributions to capital - expenses              --           --            374         --


Net operating loss for the year ended
   December 31, 2000                             --           --           --         (9,324)

                                             ------------------------------------------------

Balance December 31, 2000                     785,000          785       19,214      (20,949)

Contributions to capital - expenses              --           --          4,234         --

Net operating loss for the year ended
   December 31, 2001                             --           --           --         (3,284)

                                             ------------------------------------------------

Balance December 31, 2001                     785,000     $    785     $ 23,448     $(24,233)
                                             ========     ========     ========     ========




                                 The accompanying notes are an
                         integral part of these financial statements.



                                           Page -20-


                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF CASH FLOWS
             For the Years Ended December 31, 2001 and 2000 and the
          Period June 6, 1979 (Date of Inception) to December 31, 2001

-----------------------------------------------------------------------------------------


                                                     Dec 31,       Dec 31,  Jun 6, 1979 to
                                                      2001          2000     Dec 31, 2001
                                                    --------      --------   ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                         $ (3,284)     $ (9,324)     $(24,233)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

       Changes in accounts payable                      (950)          950          --
       Contributions to capital - expenses             4,234           374         4,608



          Net Decrease in Cash From Operations          --          (8,000)      (19,625)
                                                    --------      --------      --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                        --             --           --
                                                    --------      --------      --------


CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock           --           8,000        19,625
                                                    --------      --------      --------

   Net Increase in Cash                                 --            --            --

   Cash at Beginning of Period                          --            --            --
                                                    --------      --------      --------

   Cash at End of Period                            $   --        $   --        $   --
                                                    ========      ========      ========




NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties     $  4,608
                                                          --------



              The accompanying notes are an integral part of these
                             financial statements.

                                    Page -21-

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


Income Taxes
------------

On December 31, 2001, the Company had a net operating loss carry forward of $24,233. The tax benefit of approximately $7,270 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2022.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.






                                    Page -22-

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


3.  RELATED PARTY TRANSACTIONS

Officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of expenses in the amount of $4,608..

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



                                    Page -23-