Form 10QSB
period 2002-03-31
DESERT MINING INC
filed 2002-05-09
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2002
                               -------------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission File number      000-32123
                       ------------------

                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0664962
-------------------------------                           --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

1981 East Murray Holiday Rd,  Salt Lake City, Utah                 84117
--------------------------------------------------           ---------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                            -----------------------
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

                  Class                    Outstanding as of March 31, 2002
                ---------                  --------------------------------
           Common  Stock, $0.001                       785,000

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------
PART I.

    ITEM 1.     Financial Statements (unaudited)...........................3

                Balance Sheets.............................................4
                   March 31, 2002 and December 31, 2001

                Statements of Operations
                    For the three months ended March 31, 2002 and 2001 ..5 and the period June 6, 1979 to March 31, 2002

                Statements of Cash Flows
                    For the three months ended March 31, 2002 and 2001.....6
                    and the period June 6, 1979  to March 31, 2002

                Notes to Financial Statements..............................7

    ITEM 2.     Plan of Operations.........................................9

PART II.        Signatures.................................................9

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at March 31, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2002 and 2001 and the period June 6, 1979 to March 31, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2002, and December 31, 2001

--------------------------------------------------------------------------------



                                                       Mar 31,         Dec 31,
                                                         2002            2001
                                                       --------       --------
ASSETS

CURRENT ASSETS

   Cash                                                $   --         $   --
                                                       --------       --------

       Total Current Assets                            $   --         $   --
                                                       ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable                                    $   --         $   --
                                                       --------       --------

       Total Current Liabilities                           --             --
                                                       --------       --------


STOCKHOLDERS' EQUITY

   Common stock
      100,000,000 shares authorized, at $0.001 par
      value; 785,000 shares issued and outstanding          785            785

   Capital in excess of par value                        25,082         23,448

    Deficit accumulated during the development stage    (25,867)       (24,233)
                                                       --------       --------

       Total Stockholders' Equity (deficiency)             --             --
                                                       --------       --------

                                                       $   --         $   --
                                                       ========       ========




              The accompanying notes are an integral part of these
                             financial statements.

                        DESERT MINING, INC.
                   ( Development Stage Company)
                     STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31,
            2002, and 2001 and the Period June 6, 1979
               (Date of Inception) to March 31, 2002

-----------------------------------------------------------------



                         Mar 31,       Mar 31,    Jun 6, 1979 to
                          2002          2001       Mar 31, 2002
                        ---------     ---------   --------------

REVENUES                $    --       $    --       $    --

EXPENSES                    1,634            50        25,867
                        ---------     ---------     ---------

NET LOSS                $  (1,634)    $     (50)    $ (25,867)
                        =========     =========     =========




NET LOSS PER COMMON
   SHARE

   Basic                $    --       $    --
                        ---------     ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                785,000       785,000
                        ---------     ---------





            The accompanying notes are an integral part of
                      these financial statements.




                                   DESERT MINING, INC.
                              ( Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                   For the Three Months Ended March 31, 2002, and 2001
            and the Period June 6, 1979 (Date of Inception) to March 31, 2002

---------------------------------------------------------------------------------------


                                                                            Jun 6, 1979
                                                     Mar 31,     Mar 31,     to Mar 31,
                                                      2002        2001         2002
                                                    --------    --------     --------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                         $ (1,634)   $    (50)    $(25,867)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


           Contributions to capital - expenses         1,634          50        6,242


          Net Cash Used in Operations                   --          --        (19,625)
                                                    --------    --------     --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                        --          --            --
                                                    --------    --------     --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock        --          --         19,625
                                                    --------    --------     --------

   Net Increase (Decrease) in Cash                      --          --           --

   Cash at Beginning of Period                          --          --           --
                                                    --------    --------     --------

   Cash at End of Period                            $   --      $   --       $   --
                                                    ========    ========     ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses            $  6,242
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


Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $25,867. The tax benefit of approximately $7,760 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2023.


Basic  Net Income (Loss) Per Share
----------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock splits.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of expenses in the amount of $6,242 .


4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

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


                                                 Desert Mining, Inc.
                                                   [Registrant]


                                                 S/ Kim Christensen
                                                 -------------------------------
                                                 Kim Christensen - President


                                                 S/ Susan Johnson
                                                 -------------------------------
                                                 Susan Johnson - Treasurer
May 9, 2002