Form 10QSB
period 2002-06-30
DESERT MINING INC
filed 2002-08-14
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June  30, 2002
                               --------------------------

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                 to
                               ---------------    -------------

Commission File number         000-32123
                       --------------------------



                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                              87-0664962
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah                84117
-----------------------------------------------------      ---------------------
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

                  Class                   Outstanding as of June 30, 2002
                ---------                ---------------------------------
           Common  Stock, $0.001                     785,000




                                            INDEX

                                                                                          Page
                                                                                         Number
PART I.

          ITEM 1.  Financial Statements (unaudited).........................................3

                   Balance Sheets...........................................................4
                      June 30, 2002 and December 31, 2001

                   Statements of Operations
                      For the three and six  months ended June  30, 2002 and 2001 ..........5 and the period June 6, 1979 to June 30, 2002
                   Statements of Cash Flows
                       For the six months ended June 30, 2002 and 2001......................6 and the period June 6, 1979  to June 30, 2002

                   Notes to Financial Statements............................................7

          ITEM 2.  Plan of Operations.......................................................9

PART II.           Signatures...............................................................9


                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at June 30, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2002 and 2001 and the period June 6, 1979 to June 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2002, and December 31, 2001

--------------------------------------------------------------------------------



                                                            Jun 30,     Dec 31,
                                                             2002        2001
                                                           --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par
     value; 785,000 shares issued and outstanding               785         785

   Capital in excess of par value                            25,679      23,448

    Deficit accumulated during the development stage        (26,464)    (24,233)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========




              The accompanying notes are an integral part of these
                             financial statements.



                                 DESERT MINING, INC.
                            ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
             For the Three and Six Months Ended June 30, 2002, and 2001
          and the Period June 6, 1979 (Date of Inception) to June 30, 2002

-------------------------------------------------------------------------------------


                             Three Months            Six Months
                       --------------------    ----------------------
                         Jun 30,    Jun 30,      Jun 30,     Jun 30,   Jun 6, 1979 to
                          2002       2001         2002        2001     Jun  30, 2002
                       ---------    -------    ---------    ---------  -------------
REVENUES               $    --      $  --      $    --      $    --      $    --

EXPENSES                     597       2008        2,231        2,058       26,464
                       ---------    -------    ---------    ---------    ---------

NET LOSS               $    (597)   $ (2008)   $  (2,231)   $  (2,058)   $ (26,464)
                       =========    =======    =========    =========    =========




NET LOSS PER COMMON
   SHARE

   Basic               $    --      $    --    $    --      $    --
                       ---------    -------    ---------    ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic               785,000    785,000      785,000      785,000
                       ---------    -------    ---------    ---------

















                 The accompanying notes are an integral part of
                          these financial statements.




                                  DESERT MINING, INC.
                              (Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                   For the Six Months Ended June 30, 2002, and 2001
           and the Period June 6, 1979 (Date of Inception) to June 30, 2002

-------------------------------------------------------------------------------------


                                                                          Jun 6, 1979
                                                    Jun 30,     Jun 30,    to Jun 30,
                                                     2002        2001         2002
                                                   --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $ (2,231)   $ (2,058)   $(26,464)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


          Contributions to capital - expenses         2,231       2,058       6,839


          Net Cash Used in Operations                  --          --       (19,625)
                                                   --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                       --          --          --
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

          Proceeds from issuance of common stock       --          --        19,625
                                                   --------    --------    --------

   Net Increase (Decrease) in Cash                     --          --          --

   Cash at Beginning of Period                         --          --          --
                                                   --------    --------    --------

   Cash at End of Period                           $   --      $   --      $   --
                                                   ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses           $  6,839
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

Income Taxes
------------

On March 31, 2002, the Company had a net operating loss carry forward of $26,464. The tax benefit of approximately $7,939 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2023.

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

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of expenses in the amount of $6,839.

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


                                       Desert   Mining, Inc.
                                           [Registrant]


                                        S/ Justine Noerring
                                       -----------------------------------
                                       Justine Noerring- President


                                       S/ Susan Johnson
                                       -----------------------------------
                                       Susan Johnson - Treasurer
August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Desert Mining, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Justine Noerring, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Justine Noerring
-----------------------
Chief Executive Officer

August 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of Desert Mining, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Susan Johnson, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.





S/ Susan Johnson
-----------------------
Chief Financial Officer

August 13, 2002