Form 10QSB
period 2002-09-30
DESERT MINING INC
filed 2002-11-14
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x )QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       September  30, 2002
                               -------------------------------

(  )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ------------------

Commission File number                     000-32123
                       -------------------------------------------

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

                             ______________________
  (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date

             Class                    Outstanding as of September 30, 2002
           ---------                  ------------------------------------
      Common  Stock, $0.001                         785,000





                                            INDEX

                                                                                      Page
                                                                                     Number
PART I.

     ITEM 1.  Financial Statements (unaudited).........................................3

              Balance Sheets...........................................................4
                 September 30, 2002 and December 31, 2001

              Statements of Operations
              For the three and nine  months ended September  30, 2002 and 2001........5 and the period March 28, 1983 to September 30, 2002

              Statements of Cash Flows
                  For the nine months ended September 30, 2002 and 2001................6 and the period March 28, 1983  to Sepember 30, 2002


              Notes to Financial Statements............................................7

     ITEM 2.  Plan of Operations.......................................................9

PART II.      Exhibits.................................................................9

              Signatures...............................................................9


                                             -2-

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at September 30, 2002 and December 31, 2001, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2002 and 2001 and the period June 6, 1979 to September 30, 2002, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                    September 30, 2002, and December 31, 2001

--------------------------------------------------------------------------------



                                                            Sept 30,    Dec 31,
                                                             2002        2001
                                                           --------    --------
ASSETS
CURRENT ASSETS

   Cash                                                    $   --      $   --
                                                           --------    --------

       Total Current Assets                                $   --      $   --
                                                           ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --      $   --
                                                           --------    --------

       Total Current Liabilities                               --          --
                                                           --------    --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par

        value; 785,000 shares issued and outstanding            785         785

   Capital in excess of par value                            26,292      23,448

    Deficit accumulated during the development stage        (27,077)    (24,233)
                                                           --------    --------

       Total Stockholders' Equity (deficiency)                 --          --
                                                           --------    --------

                                                           $   --      $   --
                                                           ========    ========




              The accompanying notes are an integral part of these
                             financial statements.




                                           DESERT MINING, INC.
                                       ( Development Stage Company)
                                         STATEMENTS OF OPERATIONS
                     For the Three and Nine Months Ended September 30, 2002, and 2001
                  and the Period June 6, 1979 (Date of Inception) to September 30, 2002

--------------------------------------------------------------------------------------------------------


                                Three Months                    Nine Months
                                ------------                    -----------
                          Sept 30,       Sept 30,        Sept 30,         Sept 30,      Jun 6, 1979 to
                           2002            2001            2002             2001        Sept  30, 2002
                       ------------    ------------    ------------    ------------    ----------------
REVENUES               $       --      $       --      $       --      $       --      $           --

EXPENSES                        613             613           2,844           2,671              27,077
                       ------------    ------------    ------------    ------------    ----------------

NET LOSS               $       (613)   $       (613)   $     (2,844)   $     (2,671)   $        (27,077)
                       ============    ============    ============    ============    ================




NET LOSS PER COMMON
   SHARE

   Basic               $       --      $       --      $       --      $       --
                       ------------    ------------    ------------    ------------



AVERAGE  OUTSTANDING
    SHARES

     Basic                  785,000         785,000         785,000         785,000
                       ------------    ------------    ------------    ------------
















                The accompanying notes are an integral part of these financial statements.

                                                   -5-




                                       DESERT MINING, INC.
                                  ( Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                 For the Nine Months Ended September 30, 2002, and 2001 and the
                 Period June 6, 1979 (Date of Inception) to September 30, 2002

-----------------------------------------------------------------------------------------------

                                                                                    Jun 6, 1979
                                                     Sept 30,        Sept 30,       to Sept 30,
                                                       2002            2001            2002
                                                   ------------    ------------    ------------

CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $     (2,844)   $     (2,671)   $    (27,077)


       Adjustments to reconcile net loss to
       net cash provided by operating activities


           Contributions to capital - expenses            2,844           2,671           7,452


          Net Cash Used in Operations                      --              --           (19,625)
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                          --              --              --
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock              --              --            19,625
                                                   ------------    ------------    ------------

   Net Increase (Decrease) in Cash                         --              --              --

   Cash at Beginning of Period                             --              --              --
                                                   ------------    ------------    ------------

   Cash at End of Period                           $       --      $       --      $       --
                                                   ============    ============    ============


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses                                           $      7,452
                                                                                   ------------


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


Income Taxes
------------

On September 30, 2002, the Company had a net operating loss carry forward of $27,077. The tax benefit of approximately $8,139 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2023.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of Company expenses in the amount of $7,452.


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



                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certifications, dated November 13, 2002, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto




--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                                 Desert Mining, Inc.
                                                 [Registrant]

                                                 S/ Justine Noerring
                                                 -------------------------------
                                                 Justine Noerring- President

                                                 S/ Susan Johnson
                                                 -------------------------------
                                                 Susan Johnson - Treasurer
November 13 , 2002

                                 CERTIFICATIONS

I, as President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                    S/ Justine Noerring
                                           -------------------------------------
                                           Justine Noerring, President & CEO

I, as Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a)  designed  such  disclosure  controls  and  procedures  to ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                          S/ Susan Johnson
                                                 -------------------------------
                                                 Susan Johnson, Treasurer & CFO