Form 10KSB
period 2002-12-31
DESERT MINING INC
filed 2003-03-26
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

            For the fiscal year ended     December 31, 2002
                                       -------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


Commission File number              000-32123
                       ---------------------------------

                               Desert Mining, Inc.
               (Exact name of registrant as specified in charter)

               Nevada                                       87-0664962
--------------------------------------------      -----------------------------
State or other jurisdiction of incorporation       (I.R.S. Employer I.D. No.)
           or organization

1981 East Murray Holiday Road , Salt Lake City, Utah           84117
----------------------------------------------------        -----------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code        801-272-9294
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

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes [ x ] No [ ]
(2) Yes [x ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's

                                    Page -1-
knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

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

At December 31, 2002, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of December 31, 2002, the registrant had 785,000 shares of common stock issued and outstanding.

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

                                    Page -2-

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------


PART I
------
                                                                          Page
                                                                          ----

ITEM 1.   DESCRIPTION OF BUSINESS                                         4

ITEM 2.   DESCRIPTION OF PROPERTIES                                       8

ITEM 3.   LEGAL PROCEEDINGS                                               8

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS               8

PART II
-------

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS        8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION       9

ITEM 7.   FINANCIAL STATEMENTS                                            10

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                        10

PART III
--------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT              10

ITEM 10.  EXECUTIVE COMPENSATION                                          13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT                                                  13

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  14

PART IV
-------

ITEM 13.  EXHIBITS                                                        15

                                    Page -3-

--------------------------------------------------------------------------------

                         ITEM 1. DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------


History and Organization

The Company was incorporated under the laws of the State of Nevada on June 6, 1979 with authorized common stock of 2,500 shares with a par value of $0.25. On November 28, 2000 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001.

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


 None


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

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting

                                    Page -8-
specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker- dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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


                                    Page -9-

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had no assets to pay its liabilities. In the past the Company has paid its expenses by selling shares of its common stock to its officers and directors and by officers' contributions to capital. The Company anticipates that it will continue to pay its expenses by contributions from its officers.

Results of Operations
---------------------

The Company is a development stage company and has had no operations during the fiscal year ended December 31, 2002.


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


--------------------------------------------------------------------------------

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                       ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------


The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure however there was a change in the name of the certified public accountants from Andersen Andersen & Strong LC to Sellers and Andersen LLC..


                                    PART III


--------------------------------------------------------------------------------

        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------


General
-------

The following table sets forth certain information regarding the current and recent directors and executive officers of the Company:

                                                               Position
Name                  Age               Title                 Held Since

Justine K. Noerring   30         President and Director        7/26/2002


                               Page -10-

Kim Christensen       31         President and Director         6/6/2000 until
                                                                 7/26/2002

Susan Johnson         49         Secretary, Treasurer, and
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

         The business experience of each of the persons listed above during the past five years is as follows:

Justine K. Noerring: Director and President since July 26, 2002

         Ms. Noerring graduated from Skyline High School of salt Lake City, Utah in 1990. She graduated from Heritage Beauty College in 1992 and worked in the hair care insustry from 1992 through 1993. Since that time she has been a homemaker as well as undertaken various projects of interest to her.

Kim Christensen: Director and President from June 6, 2000 until July 26, 2002

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

                                    Page -11-

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

The following table sets forth as of December 31, 2002, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

              Name                   Position              Reports  Filed

              NONE


                                    Page -12-

-------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

-------------------------------------------------------------------------------


Cash Compensation

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended December 31, 2002, 2001, and 2000.


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

--------------------------------------------------------------------------------

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------


The following table sets forth certain information furnished by current management concerning the ownership of common stock of the Company as of December 31, 2002, of (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Common Stock; (ii) all directors and executive officers; and (iii) directors and executive officers of the Company as a group:

Name and Address                     Amount and Nature of            Percent
Beneficial Owner                     Beneficial Ownership            of Class
----------------                     --------------------            --------
Justine K. Noerring (Pres/Dir)               -0-                       -0-
2728 E. 7115 So.
Salt Lake City, Utah 84121

                                    Page -13-

Kim Christensen (Prev.Off/Dir)             160,000                    20.4%
4085 No. 353 E.
Salt Lake City, Utah 84108

Susan Johnson (Sec/Dir)                    160,000                    20.4%
4085 No. 353 E.
Salt Lake City, Utah 84108

Jack Turner                                 40,000                    5.1%
2835 South 1300 East
Salt Lake City, Utah 84105

David Lee                                   40,000                    5.1%
10383 So. 2400 W.
Draper, Utah 84020

All officers and
directors as a group                       320,000                   40.8%


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


                                    Page -14-

--------------------------------------------------------------------------------

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


(a) (1) Financial Statements. The following financial statements are included in this report:



Title of Document                                                           Page
-----------------                                                           ----

Report of Sellers and Andersen LLC, Certified Public Accountants             19

Balance Sheet as of December 31, 2002                                        20

Statements of Operations for years ended December 31, 2002,  and 2001
      and the period June 6, 1979 to December 31, 2002                       21

Statements of Changes in Stockholders' Equity for the period
      June 6, 1979  to December 31, 2002                                     22

Statements of Cash Flows for the years ended December 31, 2002, and
      2001 and the period June 6, 1979 to December 31, 2002                  23

Notes to Financial Statements                                                24

(a)(2) Financial Statement Schedules. The following financial statement schedules are included as part of this report:

None.

(a)(3) Exhibits. The following exhibits are included as part of this report by reference:

99.1 Certifications, dated March 26, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Desert Mining, Inc.
                                       (Registrant)

Dated:26th day of March, 2003          By: S/ Justine Noerring
                                          -------------------------------------
                                              Justine Noerring
                                              President and Director

                                    Page -15-

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 2003.


S/ Justine Noerring
------------------------------------
Justine Noerring, Director and
Chief Executive Officer



S/ Susan Johnson
------------------------------------
Susan Johnson, Director
and Treasurer






                                    Page -16-

CERTIFICATIONS

I, as President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                      S/ Justine Noerring
                                         -------------------------------------
                                         Justine K. Noerring, President & CEO



                                    Page -17-

I, as Treasurer and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and
     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 26, 2003                       S/ Susan Johnson
                                            ---------------------------------
                                            Susan Johnson, Treasurer & CFO


                                    Page -18-

SELLERS AND ANDERSEN, L. L.C.
-----------------------------
Certified Public Accountants and Business Consultants
                                                  941 East 3300 South, Suite 202
                                                      Salt Lake City, Utah 84106
                                                          Telephone 801 486-0096
Member SEC Practice Section of the AICPA                        Fax 801 486-0098



Board of Directors
Desert  Mining, Inc.
Salt Lake City, Utah

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Desert Mining, Inc. (development stage company) at December 31, 2002 and the related statement of operations, stockholders' equity, and cash flows for the years ended December 31, 2002 and 2001 and the period June 6, 1979 (date of inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. at December 31, 2002 and the results of operations, and cash flows for the years ended December 31, 2002 and 2001 and the period June 6, 1979 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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


                                                   s\ Sellers and Andersen LLC

Salt Lake City, Utah,
March 7,  2003



                                    Page -19-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2002

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
                                                                       --------

STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        785,000 shares issued and outstanding                               785

   Capital in excess of par value                                        26,853

   Deficit accumulated during the development stage                     (27,638)
                                                                       --------

       Total  Stockholders'  Equity                                        --
                                                                       --------

                                                                       $   --
                                                                       ========




   The accompanying notes are an integral part of these financial statements.

                                    Page -20-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                             STATEMENT OF OPERATIONS
             For the Years Ended December 31, 2002 and 2001 and the
          Period June 6, 1979 (Date of Inception) to December 31, 2002

--------------------------------------------------------------------------------


                                    Dec 31,        Dec 31,      Jun 6, 1979 to
                                     2002           2001         Dec 31, 2002
                                   ---------      ---------      --------------
REVENUES                           $    --        $    --        $         --

EXPENSES                               3,405          3,284              27,638
                                   ---------      ---------      --------------

NET LOSS                           $  (3,405)     $  (3,284)     $      (27,638)
                                   =========      =========      ==============




NET LOSS PER COMMON SHARE

   Basic                           $    --        $    --
                                   ---------      ---------





AVERAGE OUTSTANDING SHARES

    Basic                            785,000        785,000
                                   ---------      ---------











   The accompanying notes are an integral part of these financial statements.

                                    Page -21-




                                         DESERT MINING, INC.
                                     ( Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           For the Period June 6, 1979 (Date of Inception)
                                         to December 31, 2002

----------------------------------------------------------------------------------------------------

                                                   Common Stock          Capital in
                                           ---------------------------    Excess of      Accumulated
                                              Shares         Amount       Par Value        Deficit
                                           ------------   ------------   ------------   -------------
Balance June 6, 1979 (date of inception)           --     $       --     $       --     $       --

Issuance of common stock for cash
   at $.025 - 1988                              340,000            340          8,160           --

Net operating loss for the year ended
   December 31, 1988                               --             --             --           (8,500)

Issuance of common stock for cash
     at $.025 - 1989                            125,000            125          3,000           --

Net operating loss for the year ended
    December 31, 1989                              --             --             --           (3,125)

Issuance of common stock for cash
   at  $.025 - related parties -
   November 28, 2000                            320,000            320          7,680           --

Contributions to capital - expenses                --             --              374           --

Net operating loss for the year ended
   December 31, 2000                               --             --             --           (9,324)

                                           ------------   ------------   ------------   -------------

Balance December 31, 2000                       785,000            785         19,214        (20,949)

Contributions to capital - expenses                --             --            4,234           --

Net operating loss for the year ended
   December 31, 2001                               --             --             --           (3,284)

                                           ------------   ------------   ------------   -------------


Balance December 31, 2001                       785,000            785         23,448        (24,233)

Contributions to capital - expenses                --             --            3,405           --

Net operating loss for the year ended
    Decem ber 31, 2002                             --             --             --           (3,405)
                                           ------------   ------------   ------------   -------------

Balance December 31, 2002                       785,000   $        785   $     26,853   $    (27,638)
                                           ============   ============   ============   ============


              The accompanying notes are an integral part of these financial statements.

                                               Page -22-



                                      DESERT MINING, INC.
                                 ( Development Stage Company)
                                    STATEMENT OF CASH FLOWS
                    For the Years Ended December 31, 2001 and 2000 and the
                 Period June 6, 1979 (Date of Inception) to December 31, 2002

---------------------------------------------------------------------------------------------


                                                         Dec 31,     Dec 31,   Jun 6, 1979 to
                                                          2002        2001     Dec 31, 2002
                                                        --------    --------   ------------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                             $ (3,405)   $ (3,284)   $(27,638)

   Adjustments to reconcile net loss to
       net cash provided by operating
       activities

          Changes in accounts payable                       --          (950)       --
          Contributions to capital - expenses              3,405       4,234       8,013




          Net Decrease in Cash From Operations              --          --       (19,625)
                                                        --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                           --          --          --
                                                        --------    --------    --------


CASH FLOWS FROM FINANCING
   ACTIVITIES

       Proceeds from issuance of common stock               --          --        19,625
                                                        --------    --------    --------

   Net Increase in Cash                                     --          --          --

   Cash at Beginning of Period                              --          --          --
                                                        --------    --------    --------

   Cash at End of Period                                $   --      $   --      $   --
                                                        ========    ========    ========




NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses - related parties               $  8,013
                                                                    --------



          The accompanying notes are an integral part of these financial statements.

                                           Page -23-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENT
                                December 31, 2002

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

Income Taxes
------------

On December 31, 2002, the Company had a net operating loss carry forward of $27,638. The tax benefit of approximately $8,291 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2023.

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

                                    Page -24-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Statement of Cash Flows
-----------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

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


                                    Page -25-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                December 31, 2002

--------------------------------------------------------------------------------


3.  RELATED PARTY TRANSACTIONS

Officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of expenses in the amount of $8,013.

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







                                    Page -26-