Form 10QSB
period 2003-03-31
DESERT MINING INC
filed 2003-05-02
CIK 1129916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March  31, 2003
                               ---------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ----------

Commission File number      000-32123
                       --------------------

                               DESERT MINING, INC.
          ------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Nevada                                             87-0664962
-------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

 1981 East Murray Holiday Rd,  Salt Lake City, Utah               84117
---------------------------------------------------        --------------------
(Address of principal executive offices)                        (Zip Code)

                                  801-272-9294
                               -------------------
               Registrant's telephone number, including area code

                          ____________________________
  (Former name, former address, and former fiscal year, if changed since last report.)

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

                  Class                    Outstanding as of March 31, 2003
                ---------                  --------------------------------
           Common  Stock, $0.001                  785,000

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.

     ITEM 1. Financial Statements (unaudited)............................3

             Balance Sheets..............................................4
                March 31, 2003 and December 31, 2002

             Statements of Operations
                For the three  months ended March  31, 2003 and 2002.....5 and the period June 6, 1979 to March 31, 2003
             Statements of Cash Flows
                 For the three months ended March 31, 2003 and 2002......6
                 and the period June 6, 1979  to March 31, 2003

             Notes to Financial Statements...............................7

     ITEM 2. Plan of Operations.........................................10

PART II.     Signatures.................................................10

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Desert Mining, Inc. ( development stage company) at March 31, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2003 and 2002 and the period June 6, 1979 to March 31, 2003, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                                 BALANCE SHEETS
                      March 31, 2003, and December 31, 2002

-------------------------------------------------------------------------------



                                                            Mar 31,    Dec 31,
                                                             2003       2002
                                                           --------   --------
ASSETS
CURRENT ASSETS

   Cash                                                    $   --     $   --
                                                           --------   --------

       Total Current Assets                                $   --     $   --
                                                           ========   ========



LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

   Accounts payable                                        $   --     $   --
                                                           --------   --------

       Total Current Liabilities                               --         --
                                                           --------   --------


STOCKHOLDERS' EQUITY

   Common stock
        100,000,000 shares authorized, at $0.001 par value;
        785,000 shares issued and outstanding                   785        785

   Capital in excess of par value                            28,748     26,853

   Deficit accumulated during the development stage         (29,533)   (27,638)
                                                           --------   --------

       Total Stockholders' Equity (deficiency)                 --         --
                                                           --------   --------

                                                           $   --     $   --
                                                           ========   ========




              The accompanying notes are an integral part of these
                             financial statements.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                            STATEMENTS OF OPERATIONS
       For the Three Months Ended March 31, 2003, and 2002 and the Period
               June 6, 1979 (Date of Inception) to March 31, 2003

--------------------------------------------------------------------------------



                                   Mar 31,         Mar 31,       Jun 6, 1979 to
                                    2003            2002          Mar  31, 2003
                                  ---------       ---------       ------------

REVENUES                          $    --         $    --         $       --

EXPENSES                              1,895           1,634             29,533
                                  ---------       ---------       ------------

NET LOSS                          $  (1,895)      $  (1,634)      $    (29,533)
                                  =========       =========       ============




NET LOSS PER COMMON
   SHARE

   Basic                          $    --         $    --
                                  ---------       ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic                          785,000         785,000
                                  ---------       ---------

















                 The accompanying notes are an integral part of
                          these financial statements.


                               DESERT MINING, INC.
                          ( Development Stage Company)
                            STATEMENTS OF CASH FLOWS
           For the Three Months Ended March 31, 2003, and 2002 and the
           Period June 6, 1979 (Date of Inception) to March 31, 2003

------------------------------------------------------------------------------------


                                                                          Jun 6, 1979
                                                    Mar 31,     Mar 31,    to Mar 31,
                                                     2003        2002        2003
                                                   --------    --------    --------
CASH FLOWS FROM
   OPERATING ACTIVITIES

   Net loss                                        $ (1,895)   $ (1,634)   $(29,533)

       Adjustments to reconcile net loss to
       net cash provided by operating activities

       Contributions to capital - expenses            1,895       1,634       9,908

          Net Cash Used in Operations                  --          --       (19,625)
                                                   --------    --------    --------

CASH FLOWS FROM INVESTING
   ACTIVITIES
                                                      --           --          --
                                                   --------    --------    --------

CASH FLOWS FROM FINANCING
   ACTIVITIES

   Proceeds from issuance of common stock              --          --        19,625
                                                   --------    --------    --------

   Net Increase (Decrease) in Cash                     --          --          --

   Cash at Beginning of Period                         --          --          --
                                                   --------    --------    --------

   Cash at End of Period                           $   --      $   --      $   --
                                                   ========    ========    ========


NON CASH FLOWS FROM OPERATING ACTIVITIES

     Contributions to capital - expenses           $  9,908
                                                   --------


                 The accompanying notes are an integral part of
                          these financial statements.

                                       -6-

                               DESERT MINING, INC.
                          ( Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2003

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


Income Taxes
------------

On March 31, 2003, the Company had a net operating loss carry forward of $29,533. The tax benefit of approximately $8,860 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2024.


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

                               DESERT MINING, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

--------------------------------------------------------------------------------


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Estimates and Assumptions
-------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


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


3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Former officers-directors and their families have acquired 41 % of the common capital stock issued and have made contributions to the Company's capital by the payment of expenses in the amount of $9,908.

                               DESERT MINING, INC.
                          ( Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2003

--------------------------------------------------------------------------------


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


                           PART 2 - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification, dated May 2, 2003, required by Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C ss. 1350, as adopted). Attached hereto

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                               Desert Mining, Inc.
                               [Registrant]

                               S/ Justine Noerring
                               ------------------------------------------
                               Justine K. Noerring, President & Treasurer
May  2, 2003

                                 CERTIFICATION

 I, as Chief Executive Officer and Chief Financial Officer, certify that:

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

 4. The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I(we) have:
   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and
   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers, if any, and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003                     S/ Justine Noerring
                                      ------------------------------------------
                                      Justine K. Noerring, President & Treasurer