Form 10QSB
period 2003-06-30
DESERT MINING INC
filed 2003-08-14
CIK 1129916

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

     [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

Commission File No. 0-32123

DESERT MINING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0664962 (IRS Employer Identification No.)

1135 Lincoln Avenue, Suite 1

Loveland, CO 80537

 (Address of principal executive offices)

(970) 663-2451

(Issuer’s telephone number)

420 East 57th Street, Suite 150 Loveland, CO 80538

(Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of July 30, 2003, the issuer had 8,000,000 shares of common stock, $.001 par value issued and outstanding.

Transitional Small Business Format:  Yes [   ]  No [ X ]

#

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2003 and December 31, 2002

Statements of Operations for the Three and Six Months ended June 30, 2003 and 2002 and for the Period June 6, 1979 (Date of Inception) to June 30, 2003.

Statement of Changes in Stockholders’ Equity for the Period June 6, 1979 (Date of Inception) to June 30, 2003.

Statement of Cash Flows for the Six Months Ended June 30, 2003 and 2002 and for the Period June 6, 1979 (Date of Inception) to June 30, 2003.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8-10 11 12
PART II.	Other Information Item 2. Changes in Securities Item 5. Subsequent Events Item 6. Exhibits and Reports on Form 8-K	12 13 13
	Signatures	14

(Inapplicable items have been omitted)

#

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at June 30, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2003 and 2002 and the period June 6, 1979 to June 30, 2003, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

#

DESERT MINING,  INC.

(Development Stage Company)

BALANCE SHEETS

June 30, 2003, and December 31, 2002

June 30,

Dec 31,

2003               2002

ASSETS

CURRENT ASSETS

Cash

$ 41,009

$     -

Total Current Assets

$ 41,009

 $    -

NOTES RECEIVABLE

$ 55,000

 $   -

$ 96,009

 $     -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable

$     -

$     -

Total Current Liabilities

       -

       -

STOCKHOLDERS' EQUITY

Common stock

100,000,000 shares authorized, at $0.001 par value;

8,000,000 shares issued and outstanding on June 30;

7,850,000 on December 31

   8,000

   7,850

Capital in excess of par value

166,755

 19,788

Deficit accumulated during the development stage

(78,746)

(27,638)

Total Stockholders' Equity (deficiency)

   96,009

       -

$ 96,009

$      -

The accompanying notes are an integral part of these financial statements.

DESERT MINING,  INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2003, and 2002

and the Period June 6, 1979 (Date of Inception) to June 30, 2003

Three Months

Six Months

June 30,

June 30,

June 30,

June 30

June 6, 1979 to

2003

2002

 2003

  2002

June  30, 2003

REVENUES

$        -

$     -

$        -

 $       -

$        -

EXPENSES

     49,212

597

 51,108

 2,231

 78,746

NET LOSS

$ (49,212)     $ (597)

        $ (51,108)

$ (2,231)

$(78,746)

NET LOSS PER COMMON

SHARE

Basic

    $ (.06)

$      -

$ (.07)

$

     -

AVERAGE  OUTSTANDING

SHARES

Basic

        785

        785

      785

     785

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to June 30, 2003

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Balance June 6, 1979 (date of inception)

-

$    -

$         -

$        -

Issuance of common stock for cash

   at $.0025 - 1988

3,400,000

3,400

5,100

-

Net operating loss for the year ended

   December 31, 1988

-

-

-

(8,500)

Issuance of common stock for cash

     at $.0025 - 1989

1,250,000

1,250

1,875

-

Net operating loss for the year ended

    December 31, 1989

-

-

-

(3,125)

Issuance of common stock for cash

   at  $.0025 - related parties -

November 28, 2000

3,200,000

3,200

4,800

-

Contributions to capital - expenses

-

-

374

-

Net operating loss for the year ended

December 31, 2000

-

-

-

(9,324)

Contributions to capital - expenses

-

-

4,234

-

Net operating loss for the year ended

   December 31, 2001

-

-

-

(3,284)

Contributions to capital - expenses

-

-

3,405

-

Net operating loss for the year ended

    December 31, 2002

-

-

-

(3,405)

Balance December 31, 2002

7,850,000

 7,850

 19,788

 (27,638)

Contribution to capital - expenses

-

-

1,895

-

common stock returned for cancellation -

   contribution to capital - June 25, 2003

(1,594,000)

(1,594)

1,594

-

Issuance of common stock for cash

    at $.1.20 - June 25, 2003

100,000

100

119,900

-

Issuance of common stock for services

   at $.0

15 - June 26, 2003

1,644,000

1,644

23,016

Contributions to capital - expenses

-

-

562

-

Net operating loss for the six months

   ended June 30, 2003

-

-

-

(51,108)

Balance June 30, 2003

8,000,000

$ 8,000

$ 166,755

$ (78,746)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003, and 2002

and the Period June 6, 1979 (Date  of  Inception) to June 30, 2003

Jun 6, 1979

Jun 30,

Jun 30,

to Jun 30

2003

  2002

  2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (51,108)

$ (2,231)

$(78,746)

Adjustments to reconcile net loss to

net cash provided by operating activities

Contributions to capital - expenses

  2,457

2,231

   10,470

Issuance of capital stock for expenses

24,660

    -

   43,616

Net Cash Used in Operations

 23,991

     -

(43,616)

CASH FLOWS FROM INVESTING

ACTIVITIES

Loans

(55,000)

      -

 (55,000)

CASH FLOWS FROM FINANCING

ACTIVITIES

Proceeds from issuance of common stock

 120,000                     -

139,625

   Net Increase (Decrease) in Cash

   41,009

        -

  41,009

   Cash at Beginning of Period

         -

          -

       -

   Cash at End of Period

 $ 41,009

   $     -

$ 41,009

NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses

$ 10,470

Issuance of 1,644,000 common shares for services - 2003

   24,660

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2003

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2003, the Company had a net operating loss carry forward of $29,533. The tax benefit of approximately $8,860 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2004 through 2024.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

DESERT MINING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Financial Instruments

The carrying amounts of financial instruments, including cash and notes receivable, are considered by management to be their estimated fair values.

Financial and Concentrations Risk

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

DESERT MINING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2003

3.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On June 26, the Company issued 200,000 shares representing 15 % of the Company’s common capital stock to its sole officer and director.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company, however there is insufficient working capital for any future planned activity which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, long term debt, and contributions to capital by officers, which will enable the Company to conduct operations for the coming year.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  Desert Mining, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

History and Organization

Desert Mining, Inc., (hereinafter “Desert Mining” or “The Company”) was originally incorporated on June 6, 1979 as Holidays of America, Inc. pursuant to the Nevada Business Corporation Act.  Its original Articles of Incorporation provided for authorized capital of 2,500 shares of common stock with a $0.25 par value.  The Company was formed with the stated purpose of conducting any lawful business activity.  However, no business was undertaken by the Company until 1988.  In 1988 the Company raised $11,625 through private sales of its stock, all of which was expended in the evaluation of a joint venture with Controlled Environment Leaching Systems in the development of certain placer mining claims located in Kern County, California.  After review of all reports and subsequent field examinations, it was determined that the Company did not have the resources to pursue the project and all attempts to engage in business ended in 1990, and the Company again became dormant.

On November 3, 2000, the shareholders amended the articles of incorporation, changing the Company’s name to Desert Mining, Inc., and increasing the authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share.   The shareholders also authorized a 200 to 1 forward split of the outstanding shares.  The amended articles were filed with the State of Nevada on November 28, 2000.  Management then began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

In June of 2003, there was a change in control of the Company.  Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  There are currently 8,000,000 common shares issued and outstanding. As a result of the change in control, the Company moved its operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537.  The Company's telephone number is (970) 663-2451.  Management is currently focused on resuming activities in the mining industry and has been actively seeking oil and gas leases.

Three and Six Month Periods Ended June 30, 2003 and 2002

The Company had no revenue from continuing operations for the three month and six month periods ended June 30, 2003 and 2002.

Expenses for the three months ended June 30, 2003 were $49,212 compared to expenses of $597 during the comparable period in 2002.  Higher expenses during 2003 were largely the result of legal and professional expenses associated with the change of control of the Company.  As a result of the foregoing factors, Desert Mining realized a net loss of $49,212 for the three months ended June 30, 2003 compared to a net loss of $597 for the three months ended June 30, 2002.

During the six months ended June 30, 2003, expenses were $51,108 compared to expenses of $2,231 during the six months ended June 30, 2002.  Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs.  However, expenses in 2003 were significantly higher due to increased professional costs associated with the change in control of the Company.  As a result of these factors, Desert Mining realized net losses of $51,108 for the six months ended June 30, 2003 and $2,231 for the comparable period in 2002.  Cumulative net loss from inception through June 30, 2003 was $78,746.

Liquidity and Capital Resources

At June 30, 2003 the Company had no liabilities.  Total assets at June 30, 2003 were $96,009 consisting of $41,009 in cash and notes receivable of $55,000.  The notes carry no interest and are payable on demand.  At December 31, 2002 the Company had no assets and no liabilities.  Management believes the Company has sufficient cash on hand and expected receivables to begin implementing its business plan and conduct operations through the next twelve months.  However, the Company’s need for capital may change dramatically if it begins its proposed mining activities.  Management intends to fund increased operations through the sale of common stock.

Our current operating plan is to handle our administrative and reporting requirements as a public company, and continue searching for potential mining opportunities.

Item 3.  Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 2. Recent Changes in Securities

On November 3, 2000, the shareholders amended the articles of incorporation, increasing the authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share and authorizing a 200 to 1 forward split of the outstanding shares.

On June 25, 2003, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003 resulting in 8,000,000 shares issued and outstanding.

On June 25, 2003, the Company sold 100,000 common shares to accredited investors at $1.20 per share generating $120,000.  The shares were sold to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 26, 2003, the Company issued 1,644,000 common shares to former and current officers and directors pursuant to the change of control of the Company.  The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

Item 5. Other Information, Subsequent Events

Subsequent to the date of this report, on July 30, 2003, Mr. Gabriel Holt was appointed to the Board of Directors and named as Oil Field Operations Manager.  Mr. Holt has over fifteen years of experience in gas well drilling, pipeline location and construction and delivery systems, production and equipment.  Concurrent with his appointment, Mr. Holt received 200,000 shares of common stock.

Subsequent to the date of this report, on August 5, 2003 Desert Mining acquired the oil and gas rights to over 6,000 acres of BLM land in central Wyoming at a public auction.  During the next twelve months the Company intends explore the possibility of producing natural gas on the BLM land.  However, there can be no assurance that Desert Mining will be successful in locating natural gas deposits or that they will be able to profitably recover any gas deposits.

Subsequent to the date of this report, in August of 2003, the Board of Directors authorized a private placement to accredited investors of up to 1,000,000 shares of restricted common stock at $1.20 per share.  At August 14, 2003 468,000 shares had been sold generating proceeds of $576,000.  The shares were sold to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  During the last 90 days of the period covered by this report, the Company filed the following reports on Form 8-K:

Date	Events Reported
May 12, 2003 June 4, 2003 June 26, 2003

Item 5.  Proposed Acquisition of Public Media Works, Inc.

Item 5.  Termination of Proposed Acquisition of Public Media Works, Inc.

Item 1.  Change in Control

Item 5.  Change of Address

Item 5.  Change in Securities

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 3906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: August 14, 2003

/s/Peter K. Nelson

Chief Executive Officer

Chief Financial Officer