Form 10QSB
period 2003-09-30
DESERT MINING INC
filed 2003-11-13
CIK 1129916

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

(970) 663-2541

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

As of September 30, 2003, the issuer had 8,718,000 shares of common stock, $.001 par value issued and outstanding.

Transitional Small Business Format:

Yes [   ]  No [ X ]

#

FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2003 and December 31, 2002

Statements of Operations for the Three and Nine Months ended September 30, 2003 and 2002 and for the Period June 6, 1979 (Date of Inception) to September 30, 2003.

Statement of Changes in Stockholders’ Equity for the Period June 6, 1979 (Date of Inception) to September 30, 2003.

Statement of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 and for the Period June 6, 1979 (Date of Inception) to September 30, 2003.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8-10 11 12
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	12 13
	Signatures	14

(Inapplicable items have been omitted)

#

PART I.

Financial Information

Item 1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at September 30, 2003 and December 31, 2002, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2003 and 2002 and the period June 6, 1979 to September 30, 2003, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

#

DESERT MINING, INC.

(Development Stage Company)

BALANCE SHEETS

September 30, 2003, and December 31, 2002

Sept 30,

Dec 31,

1

2002

ASSETS

CURRENT ASSETS

Cash

$ 248,587

$       -

Total Current Assets

   248,587

         -

OTHER ASSETS

Furniture - net

       1,430

         -

Deposits on BLM Leases

   273,699

         -

Investment in LLC - 20% interest

     50,000

         -

   325,129

         -

$ 573,716        $       -

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable

$     -

$       -

Total Current Liabilities

       -

         -

STOCKHOLDERS' EQUITY

Common stock

    100,000,000 shares authorized, at $0.001 par value;

    8,718,000 shares issued and outstanding on September 30;

    7,850,000 on December 31

      8,718

   7,850

Capital in excess of par value

  735,606

 19,788

    Deficit accumulated during the development stage

 (170,608)

(27,638)

Total Stockholders' Equity

$ 573,716

$         -

The accompanying notes are an integral part of these financial statements.

#

DESERT MINING,  INC.

(Development Stage Company)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2003, and 2002

and the Period June 6, 1979 (Date of Inception) to September 30, 2003

Three Months

  Nine Months

        Sept 30,

   Sept 30,       Sept 30,

   Sept 30,

Jun 6, 1979 to

2003           2002

  2003

    2002

 Sept  30, 2003

REVENUES

$        -

    $     -

$        -     $       -

$        -

EXPENSES

 91,862          613

 142,970       2,671

     170,608

NET LOSS

         $ (91,862)     $ (613)       $ (142,970)  $(2,671)         $ (170,608)

NET LOSS PER COMMON

    SHARE

Basic and diluted

$ (.01)

    $       -

  $ (.02)      $      -

AVERAGE  OUTSTANDING

    SHARES

Basic - (stated in 1,000's)

8,345

        7,850

    7,214        7,850

The accompanying notes are an integral part of these financial statements.

#

DESERT MINING, INC.

( Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to September 30, 2003

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

     ______

Balance December 31, 2002

7,850,000

 7,850

      19,788

     (27,638)

Contribution to capital - expenses

-

       -

        1,895

-

common stock returned for cancellation -

  contribution to capital - June 25, 2003

(1,594,000)

(1,594)

        1,594

-

Issuance of common stock for services

  at $.015 - June 26, 2003

  1,844,000

  1,844

      25,816

Contributions to capital - expenses

-

       -

           562

Issuance of common stock for cash at $1.20 -

  net of issuance costs - Jun-Aug 2003

     618,000

     618

     685,951

-

Net operating loss for the nine months

  ended September 30, 2003

-

         -

-

  (142,970)

  _______      ________

           _________          _________

Balance September 30, 2003

8,718,000

$ 8,718

$ 735,606

$ (170,608)

The accompanying notes are an integral part of these financial statements.

#

DESERT MINING, INC.

( Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003, and 2002

and the Period June 6, 1979 (Date  of  Inception) to September 30, 2003

Jun 6, 1979

Sept 30,

Sept 30,

to Sept 30,

   2003

   2002

      2003

CASH FLOWS FROM

  OPERATING ACTIVITIES

   Net loss

$ (142,970)

 $ (2,671)

 $(170,608)

Adjustments to reconcile net loss to

net cash provided by operating activities

Contributions to capital - expenses

          2,457

      2,671

      10,470

Issuance of capital stock for expenses

        27,660

-

      27,660

       ______

     _____

      ______

   Net Cash Used in Operations

    (112,853)

             -

   (132,478)

CASH FLOWS FROM INVESTING

  ACTIVITIES

Purchase of furniture

        (1,430)

-

         (1,430)

Deposits on BLM leases

    (273,699)

-

     (273,699)

    Purchase of 20% interest in LLC

      (50,000)                 -

       (50,000)

    (325,129)                 -

     (325,129)

CASH FLOWS FROM FINANCING

  ACTIVITIES

   Proceeds from issuance of common stock - net

      686,569                  -

       706,194

   Net Increase (Decrease) in Cash

      248,587

 -

       248,587

   Cash at Beginning of Period

               -                     -

      -

   Cash at End of Period

   $ 248,587

      $     -

    $ 248,587

NON CASH FLOWS FROM OPERATING ACTIVITIES

Contributions to capital - expenses

     $ 10,470

Issuance of 1,844,000 common shares for services - 2003

        27,660

The accompanying notes are an integral part of these financial statements.

#

DESERT MINING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

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

The Company is in the development stage and is engaged in seeking and securing oil and natural gas leases for potential drilling activities.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2003, the Company had a net operating loss carry forward of $170,608.  The tax benefit of approximately $51,200 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2004 through 2024.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

#

DESERT MINING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial Instruments

The carrying amounts of financial instruments, including cash and investments, are considered by management to be their estimated fair values.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consists primarily of cash.  Cash balances are maintained in accounts that are not federally insured for amounts over $100,000 but are otherwise in financial institutions of high credit quality.

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

#

DESERT MINING, INC.

(Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2003

3.  DEPOSITS ON BLM LEASES

The Company has made deposits on the acquisition of 6,016 acres of oil and gas leases from the Bureau of Land Management.  The leases are expected to be issued within the coming year.

4. PURCHASE OF 20% INTEREST IN AN LLC

The Company has purchased a 20% interest in GBH Roustabouts LLC which is in the business of constructing and maintaining oil and gas wells.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers and directors have acquired 16% of the Company’s issued and outstanding common stock.

6.  CAPITAL STOCK

During June and August 2003 the Company sold 618,000 restricted common shares at $1.20 per share generating proceeds of $686,569, net of offering costs.

In June 2003 the Company issued 1,200,000 restricted common shares at $.015 per share to an officer and director for services.

In July 2003 the Company issued 200,000 restricted common shares at $.015 per share to a director for services.

In August 2003 the Company issued 444,000 restricted common shares at $.015 per share to employees and consultants.

#

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

Desert Mining, Inc., was originally incorporated on June 6, 1979 as Holidays of America, Inc. pursuant to the Nevada Business Corporation Act.  Its original Articles of Incorporation provided for authorized capital of 2,500 shares of common stock with a $0.25 par value.  The Company was formed with the stated purpose of conducting any lawful business activity.  However, no business was undertaken by the Company until 1988.  In 1988 the Company raised $11,625 through private sales of its stock, all of which was expended in the evaluation of a joint venture with Controlled Environment Leaching Systems in the development of certain placer mining claims located in Kern County, California.  After review of all reports and subsequent field examinations, it was determined that the Company did not have the resources to pursue the project and all attempts to engage in business ended in 1990, and the Company again became dormant.

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

In June of 2003, there was a change in control of the Company.  Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  As a result of the change in control, the Company moved its operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537.  The Company's telephone number is (970) 663-2541.  Management is currently focused on seeking oil and gas leases for drilling activities.  At September 30, 2003 there were 8,718,000 common shares issued and outstanding.

Three and Nine Month Periods Ended September 30, 2003 and 2002

The Company had no revenue from continuing operations for the three month and nine month periods ended September 30, 2003 and 2002.

Expenses for the three months ended September 30, 2003 were $91,862 compared to expenses of $613 during the comparable period in 2002.  Higher expenses during 2003 were largely the result of resuming activities and securing natural gas drilling permits and exploratory leases on BLM land. As a result of the foregoing factors, Desert Mining realized a net loss of $91,862 for the three months ended September 30, 2003 compared to a net loss of $613 for the three months ended September 30, 2002.

During the nine months ended September 30, 2003, expenses were $142,970 compared to expenses of $2,671 during the nine months ended September 30, 2002.  Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs.  However, expenses in 2003 were significantly higher due to increased professional costs and acquisition expenses associated with the change in control of the Company.  As a result of these factors, Desert Mining realized net losses of $142,970 for the nine months ended September 30, 2003 and $2,671 for the comparable period in 2002.  Cumulative net loss from inception through September 30, 2003 was $170,608.

Liquidity and Capital Resources

At September 30, 2003 the Company had no liabilities.  Total current assets at September 30, 2003 consisted of $248,587 in cash.  Other assets at September 30, 2003 consisted of $1,430 in net furniture, $273,699 in deposits on BLM land leases and a $50,000 investment in an unrelated LLC.  At December 31, 2002 the Company had no assets and no liabilities.

On August 5, 2003 we acquired the oil and gas rights to over 6,000 acres of BLM land in central Wyoming at a public auction.  During the next twelve months we intend to explore the possibility of producing natural gas wells on the land.  There can be no assurance that we will be successful in locating natural gas deposits or be able to profitably recover any gas deposits.  Management believes that Desert Mining has sufficient cash on hand to continue implementing its business plan and conduct operations through the next twelve months.  However, our need for capital may change dramatically if we identify natural gas deposits and begin drilling activities.  We intend to fund any increased operations through the sale of common stock.

Item 3.  Controls and Procedures

As of September 30, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness and operation of our information disclosure controls and reporting procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.  There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II, Other Information

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

On June 26, 2003, we issued 1,200,000 common shares to Mr. Peter K. Nelson, our director and sole executive officer.  Mr. Nelson had access to all information regarding the Company and its financial condition and is considered an accredited investor.  The shares were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On July 26, 2003, we issued 200,000 restricted common shares to Mr. Gabriel Holt as consideration for serving on our board of directors.  Mr. Holt had access to all information regarding the Company and its financial condition and is considered an accredited investor.  The shares were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

During the three month period ended September 30, 2003, we issued 444,000 restricted common shares to three employees and consultants in lieu of salaries.  The employees and consultants are considered to be accredited investors and had access to all information regarding the Company and its financial condition.  The shares were issued in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

Concurrent with the change in control in June of 2003, the Board of Directors authorized a private placement to accredited investors of up to 1,000,000 shares of restricted common stock at $1.20 per share.  As of September 30, 2003, 618,000 shares had been sold generating net proceeds of $686,596.  The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  Desert Mining did not file any reports on Form 8-K during the last 90 days of the period covered by this report.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 3906 of the Sarbanes-Oxley Act of 2002	Attached

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: November 11, 2003

/s/ Peter K. Nelson

Peter K. Nelson

Chief Executive Officer

Chief Financial Officer

#