Form 10KSB
period 2003-12-31
DESERT MINING INC
filed 2004-04-05
CIK 1129916

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003

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

(970) 663-2541

(Issuer’s telephone number)

(Former name and address)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

The Registrant's revenue for its most recent fiscal year was $-0-.

The aggregate market value of the issuer’s voting stock held as of December 31, 2003 by non-affiliates of the issuers was $14,493,200 based on the closing price of the registrant’s common stock .  At December 31, 2003, there were 9,028,000 shares of $0.001par value common stock issued and outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None.

#

FORM 10-KSB

DESERT MINING, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 4 4 4
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

		4 5 6 6 6
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		7 7 8 8 8 8
	Signatures	11

(Inapplicable items have been omitted)

#

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings ”Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

PART I.

Item 1. Description of Business

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

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at December 31, 2003, and the related statements of operations, and the statements of cash flows, for the years ended December 31, 2003 and 2002 and the period June 6, 1979 to December 31, 2003, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our Business

Desert Mining is in the pre-exploration stage and is engaged in the activity of seeking developmental mineral properties.  In particular Desert is focusing on the oil and gas industry and is actively pursuing oil and gas leases along with joint ventures or acquisitions to complement the intended business operation.

In pursuit of our planned operations, Desert purchased 14,113 acres of oil and gas leases consisting of 4,760 acres from the state of Wyoming and 9,373 acres from the Bureau of Land Management (“BLM”).  The oil and gas leases adjoin the Jonah Field which is currently one of the largest natural gas production fields in the country.  We have not yet developed any of our leases.

The BLM leases are for a period of ten years and require a yearly payment of $9,799 starting one year after the issuance of the leases.  The state of Wyoming leases are for a period of five years with yearly payments of $4,760 commencing on the date of the leases.

During August 2003, Desert purchased a 20% interest in GDH Roustabouts, LLC for $50,000.  GDH Roustabouts is in the business of maintaining oil and gas field equipment.  GDH Roustabouts will not share in any operations until January 2004.  Desert anticipates utilizing GDH Roustabouts services at such time as the oil and gas leases are developed and producing product.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Item 2. Description of Property

As noted above, we acquired oil and gas leases to 14,133 acres of land located in Wyoming.  In addition to our leases, we have minimal office equipment and no other property.

We are obligated to a three year office lease which commenced July 1, 2003.  We pay $10,536 the first year, $10,905 the second year and $11,286 in the third year.  We have approximately 760 square feet of office space and believe this will be sufficient to support our operations.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".  As of December 31, 2003, we had 64 shareholders holding 9,028,000 shares of common stock.  Of the issued and outstanding common stock, 6,220,000 are free trading, the balance are restricted stock as that term is used in Rule 144.  Prior to second quarter of this year, there was no active market in our stock.

CLOSING BID

CLOSING ASK

2003

High

Low

High

Low

First Quarter

.05

.05

NONE

NONE

Second Quarter

18.90

.05

22.05

18

July 1 through July 14

15

12.40

July 15 through Sept. 30

2.45

1.01

2.95

1.40

(After a 10 for 1 split)

Fourth Quarter

2

.70

2.15

1.04

The above quotations, as provided Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations Years Ended December 31, 2003 and 2002

Prior to second quarter 2003, the Company was a developmental stage company with no operations.

Desert did not generate any revenue for the years ended December 31, 2003 and 2002.  Expenses were $221,305 for the year ended December 31, 2003 and consisted mainly of legal and audit costs, consulting fees and administrative costs along with the costs associated with obtaining our oil and gas leases. For the year ended December 31, 2002, expenses were $3,405 and consisted of legal and audit costs related the Company’s periodic filings.  The increase in expense is due to the Company commencing its business plan and pursuing oil and gas leases, joint ventures and acquisitions.

Liquidity and Capital Resources

At December 31, 2003, we had $266,844 cash on hand, furniture and equipment valued at $2,426, oil and gas leases valued at $583,607 and our investment in GDH Roustabout LLC of $50,000 for total assets of $902,877.

Our liabilities consisted of $4,495 in accounts payable at December 31, 2003.  We do not have any capital commitments for the next twelve months.  We believe we have sufficient cash on hand to continue operations and pursue our business plan.  During 2003, we sold shares of our restricted common stock in private placements and raised $1,058,569.  We also sold warrants for the purchase of our restricted common stock and raised $31,000.

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

In September 2003, we issued 444,000 restricted common shares to three employees and consultants in lieu of salaries.  The employees and consultants are considered to be accredited investors and had access to all information regarding the Company and its financial condition.  The shares were issued in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

Concurrent with the change in control in June of 2003, the Board of Directors authorized a private placement to accredited investors of up to 1,000,000 shares of restricted common stock at $1.20 per share.  As of December 31, 2003, 928,000 shares had been sold generating net proceeds of $1,058,569.  The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

In connection with 310,000 shares sold in the above private placement, the company also sold 620,000 warrants to purchase restricted common shares at a price of $0.05 per warrant.  The warrants are exercisable at $1.40 per share and expire one year from the date of issuance.

Item 7. Financial Statements

The financial statements of the Company appear at Page 12.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 8, 2004, we filed an amended Form 8-K regarding a change in our accountant.

Item 8A.  Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)

Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Peter K. Nelson	60	President, Secretary, Treasurer, CFO and Director	June 2003
Gabriel Holt	27	Director	July 2003

Peter K. Nelson brings many years of entrepreneurial and management experience to the Company.  Since 1966, Mr. Nelson has operated a variety of business including general contractor, trucking and asphalt maintenance companies.  He was Honorably discharged from the U.S. Air Force in 1966.  From 1985 to 1992, Mr. Nelson worked for the Federal Aviation Administration installing ILS systems at major airports.  Currently, Mr. Nelson is a consultant in the petroleum industry.

Gabriel Holt is the owner and proprietor of Drifter’s Inn located in Baggs, Wyoming, for the past six years.  Mr. Holt brings hands on experience to Desert Mining in the oil and natural gas exploration and production areas.  For over fifteen years Mr. Holt has acted as an independent consultant and employee to various oil and gas companies.  His experience includes excavation of leased ground, gas well drilling, pipeline and location construction, delivery systems, production and equipment.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compe- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Peter K. Nelson, President, Secretary, Treasurer, Chief Financial Officer, Director	12/31/03	-0-	-0-	-0-	$18,000 (1)	-0-	-0-	-0-

#

Gabriel Holt, Oil Field Operations Manager, Director	12/31/03	-0-	-0-	-0-	$3,000(1)	-0-	-0-	-0-

Prior to June 2003, no officers or directors were paid any compensation.  The Company issued 1,200,000 shares to Peter K. Nelson on June 25, 2003 as compensation for his services.  On July 29, 2003, the Company issued 200,000 shares to Gabriel Holt as compensation for his services and as an inducement to sit on our board of directors.  The shares were valued at $0.015 per share.

Compensation Plans

We do not currently have any written compensation plans for any of our employees.  We have not instituted a Bonus Plan, Stock Purchase Plan or Stock Option Plan for our employees or executives.

Compensation of Board Members

Although we do not have a written compensation plan, Board members generally do not receive any remuneration for service on the Board.  However, in July 29, 2003 we issued 200,000 restricted common shares of our stock to Gabriel Holt as compensation for his services as Oil Field Operations Manager and as an inducement to sit on our board of directors.

Code of Ethics

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code is attached as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company knows of no person, who at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 (“Reporting Person”), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a).  Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2003, the number and percentage of the 9,028,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Peter K. Nelson 1135 Lincoln Avenue, Suite 1 Loveland, CO 80537 Gabriel Holt 1135 Lincoln Avenue, Suite 1 Loveland, CO 80537	1,200,000 200,000	13.29% 2.22%
All Officers and Directors as a Group (2 people)	1,400,000	15.51%

Item 12. Certain Relationships and Related Transactions.

Desert Mining purchased a 20% interest in GDH Roustabouts, LLC for $50,000.  GDH Roustabouts is owned and controlled by Gabriel Holt.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits:

Exhibit Number

Title

Location

Certification of the Principal Executive Officer and Principal Financial

Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

Certification of the Principal Executive Officer and Principal Financial

Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section

906 of the Sarbanes-Oxley Act of 2002

Attached

Code of Ethics

Attached

Reports on Form 8-K:

Desert Mining filed a report on Form 8-K on February 11, 2004 reporting a change in our auditors.  The 8-K was amended and re-filed on March 8, 2004 to more clearly state that we had no disagreements regarding accounting principles or practices for the past two fiscal years and as of the date of the change in auditor.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Desert Mining’s annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $2,910 for fiscal year ended 2002 and $2,690 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Minings’ financial statements that are not reported above were $-0- for fiscal year ended 2002 and consisted of reviewing the Company’s initial registration statement and a response to the SEC’s comment letter. There were no fees for other audit related services for fiscal year ended 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $150 for fiscal year ended 2002 and consisted of tax compliance services and $150 for fiscal year ended 2003 and consisted of tax compliance services.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

#

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: April 2, 2004

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 2, 2004

By: Peter K. Nelson

Peter K. Nelson

Director

Date: April 2, 2004

By: /s/ Gabriel Holt

Gabriel Holt

Director

#

MADSEN & ASSOCIATES, CPA’s  INC.

684 East Vine St.  Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

                                                                                                        Telephone 801-268-2632

                                                                                                                                   Fax 801-262-3978

Board of Directors

Desert  Mining, Inc.

Salt Lake City, Utah

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Desert Mining, Inc.  (pre-exploration stage company) at December 31, 2003  and the related statement of operations, stockholders' equity, and cash flows for the  years ended December 31, 2003 and 2002 and the period June 6, 1979 (date of inception)  to December 31, 2003.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. at December 31, 2003 and the results of operations, and  cash flows for the  years ended December 31, 2003 and 2002 and the period June 6, 1979  to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates, CPA’s Inc.

Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,

March 29, 2004

#

DESERT MINING, INC.

(Pre-Exploration Stage Company)

BALANCE SHEET

December 31, 2003

ASSETS

CURRENT ASSETS

Cash

$ 266,844

Total Current Assets

266,844

FURNITURE & EQUIPMENT - net of accumulated depreciation

2,426

OTHER ASSETS

    Oil & gas leases - net of amortization

583,607

    Investment in LLC

 50,000

633,607

$ 902,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$ 4,495

  Total Current Liabilities

          4,495

STOCKHOLDERS' EQUITY

Common stock

        100,000,000 shares authorized, at $0.001 par value;

         9,028,000 shares issued and outstanding

9,028

     Warrants

31,000

 Capital in excess of par value

1,107,297

     Deficit accumulated during the pre-exploration stage

(248,943)

  Total Stockholders' Equity

 898,382

$902,877

                   The accompanying notes are an integral part of these financial statements.

#

DESERT MINING, INC.

( Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended December 31, 2003 and 2002 and the Period

June 6, 1979 (Date of Inception) to December 31, 2003

Dec 31,

Dec 31,

Jun 6, 1979 to

        2003

2002

Dec 31, 2003

REVENUES

                  $           -

$        -

          $            -

EXPENSES

   Depreciation and amortization

1,574

-

1,574

    Administrative

               219,731

3,405

 247,369

NET LOSS

   $ (221,305)

$ (3,405)

               $ (248,943)

 NET LOSS PER COMMON SHARE

Basic and diluted

       $ (.03)

$      -

AVERAGE   OUTSTANDING SHARES

    Basic (stated in 1,000's)

 8,233              7,850

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Pre-Exploration Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to December 31, 2003

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

__________

_______

_______

_______

Balance December 31, 2002

                      7,850,000

                7,850

                  19,788

             (27,638)

Contribution to capital - expenses

-

-

2,457

-

common stock returned and cancelled -

    June 25, 2003

                                            (1,594,000)

                (1,594)

1,594

-

Issuance of common stock for services

   at $.015 - June 26, 2003

                                1,844,000

                 1,844

25,816

Issuance of common stock for cash at $1.20 -

   net of issuance costs - Jun-Aug 2003

               618,000

685,952

-

Issuance of common stock for cash at $1.20 -

   December 31, 2003

                                            310,000

                   310

371,690

-

Net operating loss for the year ended

    December 31, 2003

-

-

-

(221,305)

________

_____

________

_________

Balance December  31, 2003

                            9,028,000

            $ 9,028

            $ 1,107,297

$ (248,943)

                                    The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Pre-Exploration  Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003 and 2002 and the Period

June 6, 1979 (Date of Inception) to December 31, 2003

Dec 31,

Dec 31,

Jun 6, 1979

2003

2002

Dec 31, 2003

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (221,305)

$ (3,405)

$ (248,943)

Adjustments to reconcile net loss to

net cash provided by operating activities

Depreciation and amortization

1,574

                    -

1,574

      Changes in accounts payable

                            4,495

-

4,495

      Contributions to capital - expenses

2,457

3,405

10,470

      Issuance of capital stock for expenses

27,661

-

         27,661

________

______

_______

   Net Decrease in Cash From Operations

(185,118)

           -

 (204,743)

CASH FLOWS FROM INVESTING ACTIVITIES

       Purchase of office equipment

(2,586)

 -

(2,586)

       Purchase of oil and gas leases

(585,021)

-

(585,021)

Purchase of interest in LLC

(50,000)

         -

 (50,000)

(637,607)

          -

(637,607)

CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from sale of warrants

31,000

-

31,000

          Proceeds from issuance of common stock

      1,058,569

          -

 1,078,194

1,089,569

          -

 1,109,194

Net Increase in Cash

 266,844

-

      266,844

Cash at Beginning of Period

          -

        -

              -

  Cash at End of Period

                   $   266,844

$        -

      $   266,844

 NON CASH FLOWS FROM OPERATING ACTIVITIES

    Contributions to capital - expenses - related parties

$ 10,470

    Issuance of common capital stock for expenses

 27,661

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.

( Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

December 31, 2003

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

The Company is in the pre-exploration stage and is engaged in the activity of seeking developmental mineral properties.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 2003, the Company had a net operating loss carry forward of $248,943. The tax benefit of approximately $75,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2004 through 2024.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

DESERT MINING, INC.

( Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

DESERT MINING, INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2003

3.  OIL & GAS LEASES

During 2003 the Company purchased 14,133 acres of oil and gas leases consisting of 4,760 acres from the state of Wyoming and 9,373 acres from the BLM.  6,014 acres of the BLM leases have not issued. The terms of the BLM leases are for 10 years  and requires a yearly payment of  $9,799 starting one year after the issuance of the leases.  The terms of the state of Wyoming leases are for five years with yearly  payments of $4,760 starting on the date of the issuance of the leases. The initial payments for the leases are being amortized over 5  and 10 year periods.  The required yearly payments will be expensed as paid.

4.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20%  interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts   is in the business of  the  maintenance of oil field equipment and the Company started sharing in the operations  in January 2004

5.  CAPITAL STOCK

During 2003 the Company issued 1,844,000 common shares for services and 928,000 common shares for cash. Included in the sale of 310,000 of the shares were 620,000 warrants for $31,000. The terms of the warrants includes the rights to exercise the warrants for one share of common stock for each warrant at $1.40, at any time before the expiration date of December 31, 2004.

6.  RELATED PARTY TRANSACTIONS

Officers-directors have acquired 16 % of the common capital stock  issued.

7.  CONTINUING LIABILITIES

The Company is obligated under a three year office lease starting July 1, 2003 amounting to $10,536 for the first year, $10,905 for the second year, and $11,286 for the third year.

#