Form 10QSB
period 2004-03-31
DESERT MINING INC
filed 2004-05-17
CIK 1129916

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  March  31,  2004

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  EXCHANGE  ACT
     For  the  transition  period  from  _____________  to  ______________

                         Commission file number: 0-32123

                               DESERT MINING, INC.
        (Exact name of small business issuer as specified in its charter)


             NEVADA                                       87-0664962
(State  or other jurisdiction of             (IRS Employer Identification  No.)
incorporation  or  organization)

                1135 LINCOLN AVENUE, SUITE 1, LOVELAND, CO 80537
                    (Address of principal executive offices)

                                 (970) 663-2541
                           (Issuer's telephone number)

                                 NOT APPLICABLE
    (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The aggregate number of shares issued and outstanding of the issuer's common stock as of March 31, 2004 was 9,248,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



FORM  10-QSB

                               DESERT MINING, INC.
                         (PRE-EXPLORATION STAGE COMPANY)
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2004


                                      INDEX

                                                                            Page
PART I..  Financial Information

Item 1.   Financial Statements                                                 3

          Balance Sheet - March 31, 2004 (unaudited)                           4

          Statements of Operations - Three-Month Period Ended
          March 31, 2004 (unaudited) and March 31, 2003 (unaudited)            5

          Statements of Stockholders' Equity -  Three-Month
          Period Ended  March 31, 2004 (unaudited)                             6

          Statements of Cash Flows - Three-Month Period Ended
          March 31, 2004 (unaudited)                                           7

          Notes to Financial Statements -  March 31, 2004 (unaudited)          8

Item 2.   Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      11

Item 3.   Controls and Procedures                                             12

PART II.  Other Information

Item II.  Recent Changes in Securities                                        13

Item 6.   Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    14

PART  I-  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.



                              DESERT MINING, INC.
                        (PRE-EXPLORATION STAGE COMPANY)
                                  BALANCE SHEET
                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                                               MAR 31,      DEC 31,
                                                                2004         2003
                                                             -----------  -----------
ASSETS
CURRENT ASSETS
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  446,999   $  266,844
                                                             -----------  -----------
      Total Current Assets. . . . . . . . . . . . . . . . .     446,999      266,844
                                                             -----------  -----------

FURNITURE & EQUIPMENT - net of depreciation . . . . . . . .       5,175        2,426
                                                             -----------  -----------

OTHER ASSETS
    Oil & gas leases - net of amortization. . . . . . . . .     574,897      583,607
    Investment in LLC . . . . . . . . . . . . . . . . . . .           -       50,000
                                                             -----------  -----------
                                                                574,897      633,607
                                                             -----------  -----------

                                                             $1,027,071   $  902,877
                                                             ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable. . . . . . . . . . . . . . . . . . . .  $        -   $    4,495
                                                             -----------  -----------
      Total Current Liabilities . . . . . . . . . . . . . .           -        4,495
                                                             -----------  -----------

STOCKHOLDERS' EQUITY
Common stock
        100,000,000 shares authorized, at $0.001 par value;
         9,248,000 shares issued and outstanding. . . . . .       9,248        9,028
     Warrants . . . . . . . . . . . . . . . . . . . . . . .      20,000       31,000
 Capital in excess of par value . . . . . . . . . . . . . .   1,426,077    1,107,297
     Deficit accumulated during the pre-exploration stage .    (428,254)    (248,943)
                                                             -----------  -----------
  Total  Stockholders'  Equity. . . . . . . . . . . . . . .   1,027,071      898,382
                                                             -----------  -----------
                                                             $1,027,071   $  902,877
                                                             ===========  ===========

   The accompanying notes are an integral part of these financial statements.



                              DESERT MINING, INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                            STATEMENT OF OPERATIONS
        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
               JUNE 6, 1979 (DATE OF INCEPTION) TO MARCH 31, 2004


                                    MAR 31,     MAR 31,    JUN 6, 1979 TO
                                      2004       2003       MAR 31, 2004
                                   ----------  ---------  ----------------
REVENUES. . . . . . . . . . . . .  $       -   $      -   $             -

EXPENSES

   Exploration. . . . . . . . . .      8,198          -             8,198
   Depreciation and amortization.      8,991          -            10,565
   Administrative . . . . . . . .    112,122      1,895           359,491
                                   ----------  ---------  ----------------
NET LOSS  - before other losses .  $(129,311)  $ (1,895)  $      (378,254)

LOSS OF LLC . . . . . . . . . . .    (50,000)         -           (50,000)

                                   ----------  ---------

NET LOSS. . . . . . . . . . . . .   (179,311)    (1,895)         (428,254)
                                   ==========  =========  ================

NET LOSS PER COMMON SHARE

Basic and diluted . . . . . . . .  $    (.02)  $      -
                                   ----------  ---------

   Basic (stated in 1,000's). . .      9,028      7,850
                                   ----------  ---------

   The accompanying notes are an integral part of these financial statements.



                                   DESERT  MINING  ,  INC.
                              ( PRE-EXPLORATION STAGE COMPANY)
                        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD JUNE 6, 1979 (DATE OF INCEPTION)
                                      TO MARCH 31, 2004



                                                                      CAPITAL IN
                                                      COMMON  STOCK   EXCESS  OF  ACCUMULATED
                                               ---------------------
                                                 SHARES      AMOUNT   PAR VALUE   DEFICIT
                                               -----------  --------  ----------  ----------
BALANCE JUNE 6, 1979 (date of inception). . .           -   $     -   $        -  $       -
Issuance of common stock for cash
   at $.0025 - 1988 . . . . . . . . . . . . .   3,400,000     3,400        5,100          -
Net operating loss for the year ended
   December 31, 1988. . . . . . . . . . . . .           -         -            -     (8,500)
Issuance of common stock for cash
     at $.0025 - 1989 . . . . . . . . . . . .   1,250,000     1,250        1,875          -
Net operating loss for the year ended
    December 31, 1989 . . . . . . . . . . . .           -         -            -     (3,125)
Issuance of common stock for cash
   at  $.0025 - related parties -
November 28, 2000 . . . . . . . . . . . . . .   3,200,000     3,200        4,800          -
Contributions to capital - expenses . . . . .           -         -          374          -
Net operating loss for the year ended
December 31, 2000 . . . . . . . . . . . . . .           -         -            -     (9,324)
Contributions to capital - expenses . . . . .           -         -        4,234          -
Net operating loss for the year ended
   December 31, 2001. . . . . . . . . . . . .           -         -            -     (3,284)
Contributions to capital - expenses . . . . .           -         -        3,405          -
Net operating loss for the year ended
    December 31, 2002 . . . . . . . . . . . .           -         -            -     (3,405)
Contribution to capital - expenses. . . . . .           -         -        2,457          -
common stock returned and cancelled -
    June 25, 2003 . . . . . . . . . . . . . .  (1,594,000)   (1,594)       1,594          -
Issuance of common stock for services
   at $.015 - June 26, 2003 . . . . . . . . .   1,844,000     1,844       25,816
Issuance of common stock for cash at $1.20 -
   net of issuance costs - Jun-Aug 2003 . . .     618,000       618      685,952          -
Issuance of common stock for cash at $1.20 -
   December 31, 2003. . . . . . . . . . . . .     310,000       310      371,690          -
Net operating loss for the year ended
    December 31, 2003 . . . . . . . . . . . .           -         -            -   (221,305)
                                               -----------  --------  ----------  ----------
BALANCE DECEMBER    31, 2003. . . . . . . . .   9,028,000     9,028    1,107,297   (248,943)
Issuance of common stock for cash
   at $1.45 - March 2004. . . . . . . . . . .     220,000       220      318,780          -
Net operating loss for the three months
   ended March 31, 2004 . . . . . . . . . . .           -         -            -   (179,311)
                                               -----------  --------  ----------  ----------
BALANCE MARCH  31, 2004 . . . . . . . . . . .   9,248,000   $ 9,248   $1,426,077  $(428,254)
                                               ===========  ========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.


                              DESERT MINING, INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
        FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND THE PERIOD
               JUNE 6, 1979 (DATE OF INCEPTION) TO MARCH 31, 2004


                                                   MAR 31,     MAR 31,       JUNE 6,
                                                                            1979 TO
                                                    2004        2003      MAR 31, 2004
                                                 -----------  ---------  --------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $ (179,311)  $ (1,895)  $    (428,254)
Adjustments to reconcile net loss to
net cash provided by operating
activities

           Loss of  LLC . . . . . . . . . . . .      50,000          -          50,000
           Depreciation and amortization. . . .       8,991          -          10,565
          Changes in accounts payable . . . . .      (4,496)         -               -
Contributions to capital - expenses . . . . . .           -      1,895          10,470
Issuance of capital stock for expenses. . . . .           -          -          27,661
      Net Decrease in Cash From Operations. . .    (124,816)         -        (329,558)
                                                 -----------  ---------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES

         Purchase of office equipment . . . . .      (3,029)         -          (5,616)
         Purchase of oil and gas leases . . . .           -          -        (585,021)
Purchase of interest in LLC . . . . . . . . . .           -          -         (50,000)
                                                 -----------  ---------  --------------
                                                     (3,029)         -        (640,637)
                                                 -----------  ---------  --------------
CASH FLOWS FROM FINANCING
ACTIVITIES
         Proceeds from sale of warrants . . . .     (11,000)         -          20,000
         Proceeds from issuance of common stock     319,000          -       1,397,194
                                                 -----------  ---------  --------------
                                                    308,000          -       1,417,194
                                                 -----------  ---------  --------------
Net Increase in Cash. . . . . . . . . . . . . .     180,155          -         446,999
Cash at Beginning of Period . . . . . . . . . .     266,844          -               -
                                                 -----------  ---------  --------------
Cash at End of Period . . . . . . . . . . . . .  $  446,999   $      -   $     446,999
                                                 ===========  =========  ==============


   The accompanying notes are an integral part of these financial statements.

                              DESERT MINING, INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  yet  adopted  a  policy  regarding payment of dividends.

Income  Taxes
-------------

On March 31, 2004, the Company had a net operating loss available for carry forward of $428,254. The tax benefit of approximately $128,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2025.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

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

                              DESERT MINING, INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  continued

Statement  of  Cash  Flows
--------------------------

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Financial  and  Concentrations  Risk
------------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000 however they are in banks with high integrity .

Revenue  Recognition
--------------------

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising  and  Market  Development
-------------------------------------

The  company  expenses  advertising  and  market  development costs as incurred.

Estimates  and  Assumptions
---------------------------

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

Financial  Instruments
----------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

                              DESERT MINING, INC.
                        (PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

3.  OIL  &  GAS  LEASES

During 2003 the Company purchased 14,133 acres of oil and gas leases consisting of 4,760 acres from the state of Wyoming and 9,373 acres from the BLM. 6,014 acres of the BLM leases have not issued, however, if the leases cannot be issued the amounts paid will be refunded. The terms of the BLM leases are for 10 years and requires a yearly payment of $9,799 starting one year after the issuance of the leases. The terms of the state of Wyoming leases are for five years with yearly payments of $4,760 starting on the date of the issuance of the leases. The initial payments for the leases are being amortized over 5 and 10 year periods. The required yearly payments will be expensed as paid.

4.  INVESTMENT  IN  LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts is in the business of the maintenance of oil field equipment. During this quarter the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

5.  CAPITAL  STOCK

During this quarter the Company issued 220,000 common shares at $1.45 for cash and has 400,000 warrants at $.05 outstanding. The warrants may be exercised for the purchase of one share of common stock for each warrant at $1.40, at any time before the expiration date of December 31, 2004.

6.  RELATED  PARTY  TRANSACTIONS

Officers-directors  have  acquired  17  %  of  the  common capital stock issued.

7.  CONTINUING  LIABILITIES

The Company is obligated under a three-year office lease starting July 1, 2003 amounting to $10,536 for the first year, $10,905 for the second year, and $11,286 for the third year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

On November 3, 2000, the shareholders amended the articles of incorporation, changing the Company's name to Desert Mining, Inc., and increasing the authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share. The shareholders also authorized a 200 to 1 forward split of the outstanding shares. The amended articles were filed with the State of Nevada on November 28, 2000. Management then began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

In June of 2003, there was a change in control of the Company. Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003. As a result of the change in control, the Company moved its operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537. The Company's telephone number is (970) 663-2541. Management is currently focused on seeking oil and gas leases for drilling activities. At March 31, 2004 there were 9,248,000 common shares issued and outstanding.

RESULTS  OF  OPERATIONS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

Prior to second quarter 2003, the Company was a developmental stage company with no operations.

Desert Mining did not generate any revenue during the three-month periods ended March 31, 2004 and 2003. Expenses were $129,311 for the three-month period ended March 31, 2004 and consisted mainly of legal and audit costs, consulting fees and administrative costs along with the costs associated with obtaining our oil and gas leases. During August 2003, the Company purchased a 20% interest in GDH Roustabouts L.L.C, an entity owned and controlled by Gabriel Holt, a director of Desert Mining, for $50,000. Roustabouts is in the business of the maintenance of oil field equipment. The interest in Roustabouts L.L.C. was considered to be of no value during this quarter and has been expensed in the financial statements. As a result of these factors the Company experienced a net loss of $179,311 for the three-month period ended March 31, 2004.

For the three-month period ended March 31, 2003, expenses were $1,895 and consisted of legal and audit costs related the Company's periodic filings. The increase in expense from the first quarter of 2003 to the first quarter of 2004 is due to the Company commencing its business plan and pursuing oil and gas leases, joint ventures and acquisitions.

Cumulative net loss from inception on June 6 1979 through March 31, 2004 is $428,254.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2004, the Company's total assets were $1,027,071 consisting of $446,999 in cash on hand, $5,175 in furniture and equipment and $574,897 in oil and gas leases. The Company had no current liabilities at March 31, 2004. At December 31, 2003, the Company had total assets of $902,877, consisting of $266,844 in cash on hand, $2,426 in furniture and equipment, $583,607 in oil and gas leases and $50,000 invested in a 20% interest in GDH Roustabouts L.L.C, an entity owned and controlled by Gabriel Holt, a director of Desert Mining. Total liabilities at December 31, 2003 consisted of $4,495 in accounts payable.

Concurrent with the change in control in June of 2003, the Board of Directors authorized a private placement to accredited investors of up to 1,000,000 shares of restricted common stock at $1.20 per share. During 2003, the Company sold 928,000 shares at $1.20 per share netting proceeds of $1,058,570. During March, 2004 two investors exercised warrants to purchase 220,000 shares of common stock at $1.45 per share netting the Company proceeds of $319,000.

The Company has no material commitments for the next twelve months and believes that its current liquidity needs can be met with the cash on hand. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary. The Company anticipates that should it become necessary, it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months. However, there are no agreements or understandings to this effect. Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II  -  OTHER  INFORMATION

ITEM  2.  RECENT  CHANGES  IN  SECURITIES

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

During August, 2003, we issued 444,000 restricted common shares to three employees and consultants in lieu of salaries. The employees and consultants are considered to be accredited investors and had access to all information regarding the Company and its financial condition. The shares were issued in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

Concurrent with the change in control in June of 2003, the Board of Directors authorized a private placement to accredited investors of up to 1,000,000 shares of restricted common stock at $1.20 per share. As of March 31, 2004, 928,000 shares had been sold generating net proceeds of $1,058,570. The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

Pursuant to the exercise of outstanding warrants, in March, 2004, we issued 220,000 shares of common stock at $1.45 per share to two investors for cash totaling $319,000. The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transactions.

We currently have 400,000 warrants outstanding that were purchased at $.05 per warrant. The warrants may be exercised for the purchase of one share of common stock at $1.40, at any time before the expiration date of December 31, 2004.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                   LOCATION
31              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to Section 302 of
                the Sarbanes-Oxley Act of 2002

32              Certification of the Principal Executive Officer and .  Attached
                Principal Financial Officer pursuant to U.S.C. Section
                1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The following reports relating to Desert Mining's change in auditors were filed on Form 8-K during the three months ended March 31, 2004.


DATE OF REPORT     TITLE OF REPORT  EVENT(S) REPORTED

February 11, 2004  8-K              Item 1. Change of Auditor
                                    Exhibit 16.1 Auditor's Consent

March 8, 2004 . .  8-K/A            Item 1. Amended Change of Auditor
                                    Exhibit 16.1Auditor's Consent


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DESERT  MINING,  INC.


Date:  May  13,2004                By:  /s/Peter  K.  Nelson
                                   -----------------------------------
                                   Peter  K.  Nelson
                                   CEO  and  Chief  Financial  Officer