Form 10QSB
period 2004-06-30
DESERT MINING INC
filed 2004-08-13
CIK 1129916

U.S. Securities and Exchange Commission
                             Washington, D.C.  20549
                                   Form 10-QSB
(Mark  One)
[ X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For  the  quarterly  period  ended  June  30,  2004

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

The aggregate number of shares issued and outstanding of the issuer's common stock as of June 30, 2004 was 9,898,000 shares of $0.001par value.

Transitional  Small  Business  Disclosure  Format  (Check  one):
Yes  [  ]  No  [X]



                                               FORM 10-QSB
                                          DESERT MINING, INC.

                                                 INDEX

                                                                                                   Page
PART I.   Financial Information
          Item 1.  Unaudited Financial Statements                                                     3

          Balance Sheets June 30, 2004 and December 31, 2003                                          4

          Statements of Operations for the Three and Six Months ended June
          30, 2004 and 2003 and for the Period June 6, 1979 (Date of
          Inception) to June 30, 2004.                                                                5

          Statement of Changes in Stockholders' Equity for the Period June 6,
          1979 (Date of Inception) to June 30, 2004.                                                  6

          Statement of Cash Flows for the Six Months Ended June 30, 2004
          and 2003 and for the Period June 6, 1979 (Date of Inception) to June
          30, 2004.                                                                                   7

          Notes to Financial Statements                                                            8-10

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                        11

          Item 3.  Controls and Procedures                                                           12

PART II.  Other Information

          Item 2.  Changes in Securities                                                             12

          Item 6.  Exhibits and Reports on Form 8-K                                                  13

          Signatures                                                                                 14


(Inapplicable  items  have  been  omitted)

                                     PART I.

FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at June 30, 2004 and December 31, 2003, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2004 and 2003 and the period June 6, 1979 to June 30, 2004, have been prepared by the Company's management in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.



                                         DESERT   MINING, INC.
                                    (PRE-EXPLORATION STAGE COMPANY)
                                             BALANCE SHEET
                                              (UNAUDITED)
                                  JUNE 30, 2004 AND DECEMBER 31, 2003




                                                                       JUN 30,               DEC 31,
                                                                         2004                 2003
                                                             ----------------------------  -----------
ASSETS
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . .  $                   666,749   $  266,844
                                                             ----------------------------  -----------
      Total Current Assets. . . . . . . . . . . . . . . . .                      666,749      266,844
                                                             ----------------------------  -----------

FURNITURE & EQUIPMENT - net of depreciation . . . . . . . .                       13,594        2,426
                                                             ----------------------------  -----------

OTHER ASSETS
    Oil & gas leases - net of amortization. . . . . . . . .                    1,091,738      583,607
    Investment in LLC . . . . . . . . . . . . . . . . . . .                            -       50,000
                                                             ----------------------------  -----------
                                                                               1,091,738      633,607
                                                             ----------------------------  -----------

                                                             $                 1,772,081   $  902,877
                                                             ============================  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable. . . . . . . . . . . . . . . . . . . .  $                         -   $    4,495
                                                             ----------------------------  -----------
      Total Current Liabilities . . . . . . . . . . . . . .                            -        4,495
                                                             ----------------------------  -----------

STOCKHOLDERS' EQUITY
  Common stock
        100,000,000 shares authorized, at $0.001 par value;
         9,898,000 shares issued and outstanding. . . . . .                        9,898        9,028
     Warrants . . . . . . . . . . . . . . . . . . . . . . .                            -       31,000
   Capital in excess of par value . . . . . . . . . . . . .                    2,355,427    1,107,297
     Deficit accumulated during the pre-exploration
    stage . . . . . . . . . . . . . . . . . . . . . . . . .                     (593,244)    (248,943)
                                                             ----------------------------  -----------
      Total  Stockholders'  Equity. . . . . . . . . . . . .                    1,772,081      898,382
                                                             ----------------------------  -----------


   The accompanying notes are an integral part of these financial statements.



                                     DESERT MINING, INC.
                             (PRE-EXPLORATION STAGE COMPANY)
                                  STATEMENT OF OPERATIONS
                                        (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD
                        JUNE 6, 1979 (DATE OF INCEPTION) TO JUNE 30, 2004



                                       THREE  MONTHS           SIX  MONTHS
                                   ---------------------  ---------------------
                                    JUN  30,    JUN  30,   JUN  30,    JUN  30,   JUN 6, 1979 TO
                                      2004       2003        2004       2003       JUN 30, 2004
                                   ----------  ---------  ----------  ---------  ---------------
REVENUES. . . . . . . . . . . . .  $       -   $      -   $       -   $      -   $           -

EXPENSES

   Exploration. . . . . . . . . .        130                  8,328          -           8,328
   Depreciation and amortization.      8,991                 17,982          -          19,556
   Administrative . . . . . . . .    155,869     49,212     267,991     51,108         515,360
                                   ----------  ---------  ----------  ---------  ---------------
NET LOSS  - before other losses .   (164,990)   (49,212)   (294,301)   (51,108)       (543,244)

LOSS OF LLC . . . . . . . . . . .                           (50,000)         -         (50,000)

                                   ----------  ---------  ----------  ---------  ---------------

NET LOSS. . . . . . . . . . . . .  $(164,990)  $(49,212)  $(344,301)   (51,108)       (593,244)
                                   ==========  =========  ==========  =========  ===============



NET LOSS PER COMMON SHARE

Basic and diluted . . . . . . . .  $    (.02)  $   (.01)  $    (.04)  $   (.01)
                                   ----------  ---------  ----------  ---------



    Basic (stated in 1,000's) . .      9,410      7,850       9,300       7850
                                   ----------  ---------  ----------  ---------


   The accompanying notes are an integral part of these financial statements.



                                   DESERT  MINING  ,  INC.
                              ( PRE-EXPLORATION STAGE COMPANY)
                        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                       FOR THE PERIOD JUNE 6, 1979 (DATE OF INCEPTION)
                                      TO JUNE 30, 2004



                                                                      CAPITAL IN
                                                      COMMON  STOCK   EXCESS  OF  ACCUMULATED
                                               ---------------------
                                                 SHARES      AMOUNT   PAR VALUE   DEFICIT
                                               -----------  --------  ----------  ----------
BALANCE JUNE 6, 1979 (date of inception). . .           -   $     -   $        -  $       -
Issuance of common stock for cash
   at $.0025 - 1988 . . . . . . . . . . . . .   3,400,000     3,400        5,100          -
Net operating loss for the year ended
   December 31, 1988. . . . . . . . . . . . .           -         -            -     (8,500)
Issuance of common stock for cash
     at $.0025 - 1989 . . . . . . . . . . . .   1,250,000     1,250        1,875          -
Net operating loss for the year ended
    December 31, 1989 . . . . . . . . . . . .           -         -            -     (3,125)
Issuance of common stock for cash
   at  $.0025 - related parties -
November 28, 2000 . . . . . . . . . . . . . .   3,200,000     3,200        4,800          -
Contributions to capital - expenses . . . . .           -         -          374          -
Net operating loss for the year ended
December 31, 2000 . . . . . . . . . . . . . .           -         -            -     (9,324)
Contributions to capital - expenses . . . . .           -         -        4,234          -
Net operating loss for the year ended
   December 31, 2001. . . . . . . . . . . . .           -         -            -     (3,284)
Contributions to capital - expenses . . . . .           -         -        3,405          -
Net operating loss for the year ended
    December 31, 2002 . . . . . . . . . . . .           -         -            -     (3,405)
Contribution to capital - expenses. . . . . .           -         -        2,457          -
common stock returned and cancelled -
    June 25, 2003 . . . . . . . . . . . . . .  (1,594,000)   (1,594)       1,594          -
Issuance of common stock for services
   at $.015 - June 26, 2003 . . . . . . . . .   1,844,000     1,844       25,816
Issuance of common stock for cash at $1.20 -
   net of issuance costs - Jun-Aug 2003 . . .     618,000       618      685,952          -
Issuance of common stock for cash at $1.20 -
   December 31, 2003. . . . . . . . . . . . .     310,000       310      371,690          -
Net operating loss for the year ended
    December 31, 2003 . . . . . . . . . . . .           -         -            -   (221,305)
                                               -----------  --------  ----------  ----------
BALANCE DECEMBER    31, 2003. . . . . . . . .   9,028,000     9,028    1,107,297   (248,943)
Issuance of common stock for cash
   at $1.45 - March 2004. . . . . . . . . . .     220,000       220      318,780          -
Issuance of common stock for cash
   at $1.43 - April 2004. . . . . . . . . . .     650,000       650      929,350          -
Net operating loss for the six months
   ended  June 30, 2004 . . . . . . . . . . .           -         -            -   (344,301)
                                               -----------  --------  ----------  ----------
BALANCE  JUNE  30, 2004 . . . . . . . . . . .   9,898,000   $ 9,898   $2,355,427  $(593,244)
                                               ===========  ========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.



                              DESERT  MINING,  INC.
                        ( PRE-EXPLORATION  STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
         FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND THE PERIOD
               JUNE 6, 1979 (DATE OF INCEPTION)  TO JUNE 30, 2004



                                                   JUN 30,     JUN 30,       JUNE 6,
                                                                            1979 TO
                                                    2004        2003      JUN 30, 2004
                                                 -----------  ---------  --------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss. . . . . . . . . . . . . . . . . . . .  $ (344,301)  $(51,108)  $    (593,244)
Adjustments to reconcile net loss to
     net cash provided by operating
     activities

        Loss of  LLC. . . . . . . . . . . . . .      50,000          -          50,000
        Depreciation and amortization.  . . . .      17,982          -          19,556
        Changes in accounts payable   . . . . .      (4,496)         -               -
        Contributions to capital - expenses               -      2,457          10,470
        Issuance of capital stock for expenses.           -     24,660          27,661


      Net Decrease in Cash From Operations. . .    (280,815)   (23,991)        (485,557)
                                                 -----------  ---------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES

         Payment of debt. . . . . . . . . . . .           -    (55,000)              -
         Purchase of office equipment . . . . .     (11,729)         -         (14,316)
         Purchase of oil and gas leases . . . .    (525,551)         -      (1,110,573)
         Purchase of interest in LLC. . . . . .           -          -         (50,000)
                                                 -----------  ---------  --------------
                                                   (537,280)   (55,000)     (1,174,889)
                                                 -----------  ---------  --------------
CASH FLOWS FROM FINANCING
ACTIVITIES
         Proceeds from issuance of common stock   1,218,000    120,000       2,327,195
                                                 -----------  ---------  --------------

Net Increase in Cash. . . . . . . . . . . . . .     399,905     41,009         666,749
Cash at Beginning of Period . . . . . . . . . .     266,844          -               -
                                                 -----------  ---------  --------------
Cash at End of Period . . . . . . . . . . . . .  $  666,749   $ 41,009   $     666,749
                                                 ===========  =========  ==============

   The accompanying notes are an integral part of these financial statements.

                              DESERT   MINING, INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                  JUNE 30, 2004

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

On June 30, 2004, the Company had a net operating loss available for carry forward of $593,244. The tax benefit of approximately $178,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2004 through 2025.

Financial  and  Concentrations  Risk
------------------------------------

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000, however, they are in banks with high quality.

                             DESERT   MINING,  INC.
                        ( PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004



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

                             DESERT   MINING,  INC.
                         (PRE-EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2004


3.  OIL  &  GAS  LEASES

During 2003 and 2004 the Company purchased 26,489 acres of oil and gas leases consisting of 15,319 acres from the state of Wyoming and 11,170 acres from the BLM. 80 acres of the BLM and 4,520 acres of the state of Wyoming leases have not been issued, however, if the leases cannot be issued the amounts paid will be refunded. The terms of the BLM leases are for 10 years and require yearly payments of $16,643 starting one year after the issuance of the leases. The terms of the state of Wyoming leases are for five years with yearly payments of $10,799, starting one year after the date of the issuance of the leases. The initial payments for the leases are being amortized over 5 and 10 year periods. The required yearly payments will be expensed as paid.

Two leases were sold during the quarter at the original purchase price, with the Company retaining an overriding royalty interest of 4.34%.

4.  INVESTMENT  IN  LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts is in the business of the maintenance of oil field equipment. During the first quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

5.  CAPITAL  STOCK

During this quarter the Company issued 650,000 common shares, in a private placement, at $1.43 for cash, as part of the exercise of 400,000 warrants.

6.  RELATED  PARTY  TRANSACTIONS

Officers-directors  have  acquired  14.14%  of the common capital stock  issued.

7.  CONTINUING  LIABILITIES

The Company is obligated under a three year office lease starting July 1, 2003 amounting to $10,536 for the first year, $10,905 for the second year, and $11,286 for the third year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Desert Mining, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

HISTORY  AND  ORGANIZATION

Desert Mining, Inc., (hereinafter "Desert Mining" or "The Company") was originally incorporated on June 6, 1979 as Holidays of America, Inc. pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of 2,500 shares of common stock with a $0.25 par value. The Company was formed with the stated purpose of conducting any lawful business activity. However, no business was undertaken by the Company until 1988. In 1988 the Company raised $11,625 through private sales of its stock, all of which was expended in the evaluation of a joint venture with Controlled Environment Leaching Systems in the development of certain placer mining claims located in Kern County, California. After review of all reports and subsequent field examinations, it was determined that the Company did not have the resources to pursue the project and all attempts to engage in business ended in 1990, and the Company again became dormant.

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

In June of 2003, there was a change in control of the Company. Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003. There are currently 9,898,000 common shares issued and outstanding. As a result of the change in control, the Company moved its operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537. The Company's telephone number is (970) 663-2451. Management is currently focused on resuming activities in the mining industry and has been actively seeking oil and gas leases.

THREE  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2004  AND  2003

The Company had no revenue from continuing operations for the three and six month periods ended June 30, 2004 and 2003.

Expenses for the three months ended June 30, 2004 were $164,990 compared to expenses of $49,212 during the comparable period in 2003. Higher expenses during 2004 were largely the result of legal and audit costs, consulting fees and administrative costs along with the costs associated with implementing our business plan and obtaining our oil and gas leases. Lower expenses during 2003 consisted mainly of legal and audit costs associated with our periodic filings and the June, 2003 change in control of the Company. As a result of the foregoing factors, Desert Mining realized a net loss of $164,990 for the three months ended June 30, 2003 compared to a net loss of $49,212 for the three months ended June 30, 2003.

During the six months ended June 30, 2004, expenses were $294,301 compared to expenses of $51,108 during the six months ended June 30, 2003. Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs. However, expenses in 2004 were significantly higher due to the implementation of our business plan and obtaining our oil and gas leases. As a result of these factors, Desert Mining realized net losses of $294,301 for the six months ended June 30, 2004 and $51,108 for the comparable period in 2003. Cumulative net loss from inception on June 6, 1979 through June 30, 2004 was $543,244.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2004 the Company had no liabilities. Total assets at June 30, 2004 were $1,772,081 and consisted of $666,749 in cash, $13,594 in furniture and equipment (net of depreciation), and 1,091,738 in oil and gas leases (net of amortization). At December 31, 2003 the Company had total assets of $902,877 consisting of $266,844 in cash, $2,426 in furniture and equipment (net of depreciation), $583,607 in oil and gas leases (net of amortization), and $50,000 in an investment in the Roustabouts LLC. Subsequent to December 31, 2003, during the first quarter of 2004, the interest in Roustabouts LLC was considered to be of no value and was expensed by the Company. Liabilities at December 31, 2003 totaled $4,495 in accounts payable. Management believes the Company has sufficient cash on hand to continue conducting operations through the next twelve months. Management intends to fund increased operations through the sale of common stock.

ITEM  3.  CONTROLS  AND  PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

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

During March, 2004 the Company issued 220,000 common shares at $1.45 for cash. The warrants may be exercised for the purchase of one share of common stock for each warrant at $1.40, at any time before the expiration date of December 31, 2004. The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

During April, 2004 the Company issued 650,000 common shares, in a private placement, at $1.43 for cash, as part of the exercise of 400,000 warrants. The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS ON FORM 8-K: The Company has not filed any reports of Form 8-K during the last 90 days covered by this report.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION
  31.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 DESERT  MINING,  INC.



Date:  August  11,  2004                         /s/Peter  K.  Nelson
                                                 -------------------------
                                                 Peter  K.  Nelson
                                                 Chief  Executive  Officer
                                                 Chief  Financial  Officer