Form 10QSB
period 2004-09-30
DESERT MINING INC
filed 2004-11-09
CIK 1129916

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                                                                      incorporation or organization)

4328 Hwy. 66, Longmont, CO 80504

(Address of principal executive offices)

(970) 535-6213

(Issuer’s telephone number)

1135 Lincoln Avenue, Suite 1, Loveland, CO 80537

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2004 was 9,898,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):

Yes [  ]  No [X]

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2004 and December 31, 2003

Statements of Operations for the Three and Nine Months ended September 30, 2004 and 2003 and for the Period June 6, 1979 (Date of Inception) to September 30, 2004.

Statement of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 and for the Period June 6, 1979 (Date of Inception) to September 30, 2004.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7-9 10- 11
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	11 12
	Signatures	13

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at September 30, 2004 and December 31, 2003, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2004 and 2003 and the period June 6, 1979 to September 30, 2004, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

DESERT   MINING, INC.

(Pre-Exploration Stage Company)

BALANCE SHEET

(unaudited)

September 30, 2004 and December 31, 2003

September 30,

  Dec 31,

2004

 2003

ASSETS

CURRENT ASSETS

Cash

$ 438,672

$ 266,844

    Total Current Assets

     438,672

266,844

FURNITURE & EQUIPMENT - net of depreciation

    28,730

                  2,426

OTHER ASSETS

    Oil & gas leases - net of amortization

       1,129,818

   583,607

    Investment in LLC

                                                                  -

 50,000

1,129,818

633,607

$1,597,220

$ 902,877

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$        -

$ 4,495

    Total Current Liabilities

       -

 4,495

STOCKHOLDERS' EQUITY

Common stock

        100,000,000 shares authorized, at $0.001 par value;

         9,898,000 shares issued and outstanding

9,898

9,028

     Warrants

-

31,000

 Capital in excess of par value

2,355,427

1,107,297

     Deficit accumulated during the pre-exploration

stage

 (768,105)

(248,943)

  Total  Stockholders'  Equity

       1,597,220

 898,382

$ 1,772,081

$ 902,877

The accompanying notes are an integral part of these financial statements.

DESERT   MINING, INC.

(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

(unaudited)

For the Three and Nine Months Ended September 30, 2004 and 2003

and the Period June 6, 1979 (Date of Inception) to September 30, 2004

Three Months

Nine Months

Sept 30,         Sept 30,

Sept 30,

Sept 30,

Jun 6, 1979 to

2004            2003

        2004

2003

Sept 30, 2004

REVENUES

   $     -

$        -

$        -

$        -

$            -

EXPENSES

   Exploration

3,606

-

11,934

-

11,934

   Depreciation and amortization

35,902

-

53,884

-

55,458

   Administrative

 135,354

91,892

403,344

142,970

650,713

NET LOSS  - before other losses

 (174,862)

(91,892)

(469,162)

(142,970)

(718,105)

LOSS OF LLC

-

-

(50,000)

-

(50,000)

______

______

______

______

______

NET LOSS

$ (174,862)

$ (91,892)

$ (519,162)

$(142,970)

$(768,105)

NET LOSS PER COMMON SHARE

Basic and diluted

 $ (.02)

$ (.01)

$ (.06)

$   (.02)

     Basic (stated in 1,000's)

9,898

8,345

9,354

7,214

The accompanying notes are an integral part of these financial statements.

DESERT  MINING,  INC.

( Pre-Exploration  Stage Company)

STATEMENT OF CASH FLOWS

(unaudited)

For the Nine Months Ended September 30, 2004 and 2003 and the Period

  June 6, 1979 (Date of Inception) to September 30, 2004

          Sept 30,

Sept 30,

Jun 6, 1979 to

2004

   2003

Sept 30, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

         $ (519,162)

$ (142,970)

$ (768,105)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Loss of  LLC

50,000

-

50,000

           Depreciation and amortization

53,884

-

55,458

           Changes in accounts payable

(4,496)

-

-

 Contributions to capital - expenses

-

2,457

10,470

 Issuance of capital stock for expenses

-

          27,660

27,661

________

________

________

 Net Decrease in Cash From Operations

   (419,774)

 (112,853)

(624,516)

CASH FLOWS FROM INVESTING

ACTIVITIES

Purchase of equipment

(28,447)

(1,430)

(31,034)

Purchase of oil and gas leases

(597,951)

(273,699)

(1,182,973)

Purchase of interest in LLC

______-

(50,000)

    (50,000)

(626,398)

(325,129)

(1,264,007)

CASH FLOWS FROM FINANCING

ACTIVITIES

          Proceeds from issuance of common stock

 1,218,000

 686,569

2,327,195

Net Increase in Cash

  171,828

248,587

438,672

Cash at Beginning of Period

 266,844

         -

        -

Cash at End of Period

$ 438,672

$ 248,587

$ 438,672

The accompanying notes are an integral part of these financial statements.

DESERT   MINING, INC.

( Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

September 30, 2004

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

On September 30, 2004, the Company had a net operating loss available for carry forward of  $742,494. The tax benefit of approximately  $223,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has not started commercial operations.  The net operating loss will expire starting in 2004 through 2025.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000, however, they are in banks with high quality.

DESERT   MINING,  INC.

( Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

DESERT   MINING,  INC.

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2004

3.  OIL & GAS LEASES

During 2003 and 2004 the Company purchased 26,489 acres of oil and gas leases consisting of 15,319 acres from the state of Wyoming and 11,170 acres from the BLM.   The terms of the BLM leases are for 10 years and require yearly payments of  $16,643 starting one year after the issuance of the leases.  The terms of the state of Wyoming leases are for five years with yearly  payments of $15,080, starting one year after the date of the issuance of the leases. The initial payments for the leases are being amortized over 5 and 10 year periods.  The required yearly payments will be expensed as paid.

Two leases were sold during the quarter ending in June 2004 at the original purchase price, with the Company retaining an overriding royalty interest of 4.34%.

4.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts  is in the business of the maintenance of oil field equipment.  During the first quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

5.  CAPITAL STOCK

During the first quarter 2004 the Company issued 220,000 common shares, in a private placement, at $1.45 for cash.

During the second quarter 2004 the Company issued 650,000 common shares, in a private placement, at $1.43 for cash, as part of the exercise of 400,000 warrants.

6.  RELATED PARTY TRANSACTIONS

Officers-directors  have acquired 15 % of the common capital stock issued.

7.  CONTINUING LIABILITIES

The Company is obligated under a three-year office lease starting July 1, 2003 amounting to $10,536 for the first year, $10,905 for the second year, and $11,286 for the third year.

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  Desert Mining, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies , our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

History and Organization

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

In June of 2003, there was a change in control of the Company.  Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  There are currently 9,898,000 common shares issued and outstanding. As a result of the change in control, the Company moved its operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537.  Subsequent to September 30, 2004, on November 1, 2004 the Company moved its operations again to 4328 Hwy. 66, Longmont, CO 80504. The Company's telephone number is (970) 535-6213.  Management is currently focused on expanding its activities in the mining industry and has continued to actively seek oil and gas leases.

Description of Property

The Company moved its operations to a new, larger office space on November 1, 2004. The new principle offices of the Company are located at 4328 Hwy. 66, Longmont, CO 80504.  Management believes that the new, approximately 4,500 square foot facility will enable the Company to upgrade its operations and continue to grow. The Company has recently purchased new computer equipment and office furniture it believes is adequate to the larger space. The Company has entered into a two-year lease for the property at approximately $6.50 per square foot and has the option of renewing upon expiration.

Three and Nine Month Periods Ended September 30, 2004 and 2003

The Company had no revenue from continuing operations for the three and nine-month periods ended September 30, 2004 and 2003.

Expenses for the three months ended September 30, 2004 were $174,862 compared to expenses of $91,892 during the comparable period in 2003.  Higher expenses during 2004 were largely the result of legal and audit costs, consulting fees and administrative costs along with the costs associated with implementing our business plan and obtaining our oil and gas leases.  Expenses during 2003 consisted mainly of legal and audit costs associated with our periodic filings and the June, 2003 change in control of the Company. As a result of the foregoing factors, Desert Mining realized a net loss of $174,862 for the three months ended September 30, 2004 compared to a net loss of $91,892 for the three months ended September 30, 2003.

During the nine months ended September 30, 2004, expenses were $469,162 compared to expenses of $142,970 during the nine months ended September 30, 2003.  Expenses during both periods consisted of general and administrative expenses including legal, accounting and auditing costs.  However, expenses in 2004 were significantly higher due to the implementation of our business plan and obtaining our oil and gas leases. As a result of these factors, Desert Mining realized net losses of $469,162 for the nine months ended September 30, 2004 and $142,970 for the comparable period in 2003.  Cumulative net loss from inception on June 6, 1979 through September 30, 2004 was $768,105.

Liquidity and Capital Resources

At September 30, 2004 the Company had no liabilities.  Total assets at September 30, 2004 were $1,597,220 and consisted of $438,672 in cash, $28,730 in furniture and equipment (net of depreciation), and 1,129,818 in oil and gas leases (net of amortization). At December 31, 2003 the Company had total assets of $902,877 consisting of $266,844 in cash, $2,426 in furniture and equipment (net of depreciation), $583,607 in oil and gas leases (net of amortization), and $50,000 in an investment in the Roustabouts LLC. Subsequent to December 31, 2003, during the first quarter of 2004, the interest in Roustabouts LLC was considered to be of no value and was expensed by the Company. Liabilities at December 31, 2003 totaled $4,495 in accounts payable.  The higher furniture and equipment asset figure of $28,730 at September 30, 2004 is due to the decision of management to move the Company’s operations to an improved facili ty and reflects newly purchased office equipment and furniture which management believes will be adequate to support expanding operations and continued growth. Management believes the Company has sufficient cash on hand to continue conducting operations through the next twelve months. Management intends to fund increased operations through the sale of common stock.

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

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:  The Company has not filed any reports of Form 8-K during the last 90 days covered by this report.

Exhibits:

Number	Title	Location
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: November 9, 2004

/s/ Peter K. Nelson

Peter K. Nelson

Chief Executive Officer

Chief Financial Officer