Form 10KSB
period 2004-12-31
DESERT MINING INC
filed 2005-03-31
CIK 1129916

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

[X]

Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[  ]

Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from    to

Commission File No. 0-32123

DESERT MINING, INC.

(Exact name of small business issuer as specified in its charter)

Nevada                                          87-0664962

(State or Other Jurisdiction of           (IRS Employer Identification No.)

           Incorporation or Organization)

4328 Highway 66, Longmont, CO  80504

 (Address of principal executive offices)

(970) 535-6213

(Issuer’s telephone number)

1135 Lincoln Avenue, Suite 1, Loveland, CO 80537

(Former name and address)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [ x  ]

The Registrant's revenue for its most recent fiscal year was $-0-.

The aggregate market value of the issuer’s voting stock held as of December 31, 2004 by non-affiliates of the issuers was $9,839,550 based on the closing price of the registrant’s common stock .  At December 31, 2004, there were 12,389,000 shares of $0.001par value common stock issued and outstanding.

Transitional Small Business Format:   Yes [   ]   No [ X ]

Documents incorporated by reference:  None.

FORM 10-KSB

DESERT MINING, INC.

INDEX

		Page
PART I	Item 1. Description of Business Item 2. Description of Property Item 3. Legal Proceedings Item 4. Submission of Matters to a Vote of Security Holders	3 5 5 5
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Item 7.  Financial Statements

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Item 8A. Controls and Procedures

		5 6 7 7 8
PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits and Reports on Form 8-K

Item 14.  Principal Accountant Fees and Services

		8 9 10 11 11 12
	Signatures	13

(Inapplicable items have been omitted)

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

In June of 2003, there was a change in control of the Company.  Following the change in control, the Company cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  As a result of the change in control, the Company moved its operations and business location to 4328 Highway 66, Longmont, CO  80504.  The Company's telephone number is (970) 535-6213.  Management is currently focused on seeking oil and gas leases for drilling activities.

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at December 31, 2004, and the related statements of operations, and the statements of cash flows, for the years ended December 31, 2004 and 2003 and the period June 6, 1979 to December 31, 2004, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Our Business

Desert Mining is in the pre-exploration stage and is engaged in the activity of seeking developmental mineral properties.  In particular Desert is focusing on the oil and gas industry and is actively pursuing oil and gas leases along with joint ventures or acquisitions to complement the intended business operation.

On November 16, 2004, the Company acquired all of the issued and outstanding stock of 44 Mag Production, Inc., a Nevada corporation in exchange for 2,500,000 shares of restricted common stock of the Company making 44 Mag Production, Inc. a wholly owned subsidiary of the Company.  The fair value was considered to be $300,000 of which $100,000 was considered goodwill.  44 Mag’s assets include certain oil and gas leases that complement those already owned by the Company.

During 2003 and 2004 the Company, and its subsidiary, purchased 27,476 net acres of oil and gas leases consisting of 15,119 acres from the state of Wyoming and 11,450 acres from the BLM and 907 net acres from individuals.  The terms of the BLM leases are for 10 years and require yearly payments of  $16,643 starting one year after the issuance of the leases.  The terms of the state of Wyoming leases are for five years with yearly payments of $15,324, starting one year after the date of the issuance of the leases. The terms of the private leases vary from 19 months to 52 months with no annual payments. The initial payments for the leases are being amortized over 5 and 10 year periods. Additional payments for landman, geological and geophysical services to validate the leases are also capitalized and amortized.  The required yearly payments will be expensed as paid.

During October 2004 the Company participated in a State of Wyoming lease sale and was the high bidder on 4,480 acres.  The company paid a deposit of $1,008,673, but the leases were not issued until January 2005.  These leases have a five year term and will add $9,673 to the annual obligation for State leases.

The Company intends to drill for oil and natural gas on these leases.   The Company will follow the successful efforts method of accounting and will capitalize the successful wells and related leasehold costs, which will be amortized to expense, using the unit of production method.  Dry hole costs and related leasehold costs will be expensed.

Two leases were sold during the year at the original purchase price, with the Company retaining an overriding royalty interest of 4.34%.

We have not yet developed any of our leases.

During August 2003, Desert purchased a 20% interest in GDH Roustabouts, LLC for $50,000.  GDH Roustabouts is in the business of maintaining oil and gas field equipment.  During the first quarter 2004, the interest in Roustabouts was considered to be of no value and has been expensed.  Desert anticipates utilizing GDH Roustabouts services at such time as the oil and gas leases are developed and producing product.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Item 2. Description of Property

As noted above, we acquired oil and gas leases to 27,476 net acres of land.  In addition to our leases, we have minimal office equipment and no other property.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions.  We pay $2,375 per month.   We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".  As of December 31, 2004, we had 61 shareholders holding 12,398,000 shares of common stock.  Of the issued and outstanding common stock, 6,250,000 are free trading, the balance are restricted stock as that term is used in Rule 144.  Prior to second quarter of this year, there was no active market in our stock.

CLOSING BID

CLOSING ASK

2004

High

Low

High

Low

First Quarter

3.15

1.60

3.24

1.90

Second Quarter

2.30

1.15

2.85

1.30

Third Quarter

1.60

0.70

1.75

0.95

Fourth Quarter

2.10

1.10

2.30

1.28

2003

High

Low

High

Low

First Quarter

.05

.05

NONE

NONE

Second Quarter

18.90

.05

22.05

18

July 1 through July 14

15

11

18

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the Years Ended December 31, 2004 and 2003

Desert did not generate any revenue for the years ended December 31, 2004 and 2003.  Expenses for the year ended December 31, 2004 were $860,082 consisting of lease payment, depreciation and amortization and administration expenses in the amount of $700,707 and other expenses of goodwill expenses, loss of LLC and interest expense totaling $159,375.  This resulted in a net loss for the year ended December 31, 2004 of $860,082.  For the year ended December 31, 2003, we had expenses of $221,305 which consisted of depreciation and amortization and administrative costs, resulting in a net loss of $221,305.

The significant increase in expenses for the year ended December 31, 2004 are attributed to good will expensed, the write off of Roustabout LLC and interest expense which are expenses we did not have in 2003.  Also, in 2003 we did not have any lease payments.  Our depreciation and amortization increased by approximately 6,993% and our administrative costs increased by approximately 164% compared to year end 2003.  The increase for 2004 is due to obtaining our oil and gas leases and the costs associated with maintaining the leases.

Results of Operations for the Years Ended December 31, 2003 and 2002

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

Liquidity and Capital Resources

At December 31, 2004, we had $12,666 cash on hand, accounts receivable of $6,497, furniture and equipment, net of depreciation valued at $54,253, oil and gas leases, net of amortization valued at $2,274,227 and deposits of $2,531 for total assets of $2,350,174.

Our liabilities consisted of $34,500 in accounts payable and long term note payable and accrued interest of $759,375 for total liabilities of $793,879 at December 31, 2004.  We do not have any capital commitments for the next twelve months.  Management anticipates that we will receive sufficient income from operations to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically.  Should we require additional capital, we may seek additional advances from officers or shareholders, sell common stock or find other forms of debt financing.

During 2004, we sold shares of our restricted common stock in private placements and raised $1,320,000.  Subsequent to the date of this report, the Company has issued 210,000 shares of common stock in a private placement for $210,000.  The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

In October 2004, the Company received $750,000 under a note payable which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 shares of Common Stock at $1.50 per share at the option of the note holder at any time before April 19, 2007.  The warrants include a cashless exercise provision.  As of December 31, 2004, $9,375 interest payable was accrued on this note.

For the year ended December 31, 2004, the Company issued 870,000 shares of its Common Stock in private placements for cash.  The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

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

Item 7. Financial Statements

The financial statements of the Company appear at Page 14.

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

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2004 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Peter K. Nelson	61	President, Secretary, Treasurer, CFO and Director	June 2003
Randall B. Anderson	54	Chief Executive Officer and Director	Nov. 2004
Gabriel Holt	28	Director	July 2003

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

Mr. Anderson brings extensive managerial experience with a strong background in finance as well as more than 20 years experience in the oil and gas industry.  Since 2000 Mr. Anderson has been an officer of Wolverine Energy, LLC, holding such positions as Vice President – Finance, Chief Financial Officer and Vice President – Business Development.  Prior to Wolverine Energy, from 1997 to 2000, Mr. Anderson was employed by Paxton Resources, LLC as Controller.   From 1987 to 1996, Mr. Anderson was employed by Kerr-McGee Corporation where he held various positions in Finance and Administration.  During his time with Kerr-McGee, Mr. Anderson spent two years in Beijing, China where he was responsible for the operational accounting and treasury functions.  Mr. Anderson holds a Bachelor of Commerce (Honors) degree from the University of Manitoba and is a Certified Management Accountant.

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compe- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)
Peter K. Nelson, President, Secretary, Treasurer, Chief Financial Officer, Director	12/31/04 12/31/03	-0- -0-	-0- -0-	-0- -0-	-0- $18,000 (1)	-0- -0-	-0- -0-	$60,000 -0-
Randall B. Anderson, Chief Executive Officer, Director	12/31/04	-0-	-0-	-0-	-0-	-0-	-0-	$30,000
Gabriel Holt, Oil Field Operations Manager, Director	12/31/04 12/31/03	-0-	-0-	-0-	$3,000(1)	-0-	-0-	-0-

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

Code of Ethics

We have recently adopted a Code of Ethics and Business Conduct authorizing the establishment of a committee to ensure that our disclosure controls and procedures remain effective.  Our Code also defines the standard of conduct expected by our officers, directors and employees.  The Code was filed as an exhibit to our Form 10-KSB for the fiscal year end 2003 and is incorporated herein by reference.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of December 31, 2004, the number and percentage of the 12,398,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage
Peter K. Nelson 4328 Highway 66, Longmont, CO 80504	1,200,000	9.67%

Randall B. Anderson 4328 Highway 66 Longmont, CO 80504	500,000	4.03%

Gabriel Holt 4328 Highway 66 Longmont, CO 80504	200,000	1.61%

Ted Cooper 152 Twin Oaks Road Los Gatos, CA 85032	1,118,000	9.02%

All Officers and Directors as a Group (3 people)	1,900,000	15.32%

Item 12. Certain Relationships and Related Transactions.

During the year ended December 31, 2003, Desert Mining purchased a 20% interest in GDH Roustabouts, LLC for $50,000.  GDH Roustabouts is owned and controlled by Gabriel Holt.

The Company owes accounts payable for expense reimbursement to Randall B. Anderson in the amount of $2,741.52, Peter K. Nelson in the amount of $734.76 and $593.89 to Don L. Fort, a member of management and a shareholder.

Don L. Fort owes the Company $1,624 for joint venture costs related to the Company’s Maverick oil prospect.

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits:

Exhibit Title Number	Location

3(i)          Articles of Incorporation

3(ii)          Bylaws

14            Code of Ethics**

31.1         Certification of the Principal Executive Officer pursuant to Section 302 of the

               Sarbanes-Oxley Act of 2002

31.2         Certification of the Principal Financial Officer pursuant to Section 302 of the

               Sarbanes-Oxley Act of 2002

32.1         Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2         Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* * ** Attached Attached Attached Attached

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed December 1, 2000.

**Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 5, 2004.

***The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

Reports on Form 8-K:

Desert Mining filed an amended report on Form 8-K on March 8, 2004 to more clearly state that we had no disagreements regarding accounting principles or practices for the past two fiscal years and as of the date of the change in auditor.

Desert Mining also filed a report on Form 8-K on November 18, 2004 reporting the acquisition of 44 Mag Production, Inc., Item 2.01 and 9.01.  An amended Form 8-K was filed on February 11, 2005 to include the audited financial statements and pro formas for the 44 Mag Production, Inc. transaction.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Desert Mining’s annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,835 for fiscal year ended 2004 and $5,125 for fiscal year ended 2003.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Mining’s financial statements that are not reported above were $-0- for fiscal years ended 2004 and 2003.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $150 for fiscal year ended 2003 and consisted of tax compliance services and $450 for fiscal year ended 2004 and consisted of tax compliance services.

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

DESERT MINING, INC.

Date: March 30, 2005

By: /s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: March 30, 2005

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2005

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: March 30, 2005

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: March 30, 2005

By: /s/ Gabriel Holt

Gabriel Holt

Director

MADSEN & ASSOCIATES, CPA=s  INC.

684 East Vine St.  Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Desert  Mining, Inc. and Subsidiary

Salt Lake City, Utah

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance  sheet of Desert Mining, Inc. and subsidiary  (pre-exploration stage company) at December 31, 2004  and the related consolidated statement of operations, stockholders' equity, and cash flows for the  years ended December 31, 2004 and 2003 and the period June 6, 1979 (date of inception)  to December 31, 2004.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. and subsidiary at December 31, 2004 and the results of operations, and cash flows for the years ended December 31, 2004 and 2003 and the period June 6, 1979 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                                                   s\ Madsen & Associates, CPA=s Inc.

Salt Lake City, Utah,

March 14, 2005

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

CURRENT ASSETS

Cash

$    12,666

    Accounts receivable

  6,497

    Total Current Assets

19,163

FURNITURE & EQUIPMENT - net of depreciation

54,253

OTHER ASSETS

    Oil & gas leases - net of amortization

2,274,227

    Deposits

      2,531

2,276,758

$ 2,350,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$   34,500

    Total Current Liabilities

 34,500

LONG TERM LIABILITIES

    Note payable and accrued interest

759,375

STOCKHOLDERS' EQUITY

Common stock

        100,000,000 shares authorized, at $0.001 par value;

         12,398,000 shares issued and outstanding

12,398

     Capital in excess of par value

2,652,926

     Deficit accumulated during the pre-exploration stage

(1,109,025)

  Total  Stockholders'  Equity

 1,556,299

$ 2,350,174

The accompanying notes are an integral part of these financial statements

DESERT MINING, INC.  AND SUBSIDIARY

(Pre-Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2004 and 2003 and the

Period June 6, 1979 (Date of Inception) to December 31, 2004

Dec 31,

Dec 31,

Jun 6, 1979 to

        2004

2003

Dec 31, 2004

REVENUES

$        -

$        -

$            -

EXPENSES

   Annual lease payments

7,140

-

7,140

   Depreciation and amortization

111,648

1,574

113,222

   Administrative

581,919

219,731

829,288

NET LOSS  - before other expenses

(700,707)

(221,305)

(949,650)

OTHER EXPENSES

    Good will expensed

(100,000)

-

(100,000)

    Loss of  LLC

(50,000)

-

(50,000)

Interest expense

   (9,375)

           -

  (9,375)

NET LOSS

$ (860,082)

$(221,305)

$(1,109,025)

NET LOSS PER COMMON SHARE

Basic and diluted

$   (.09)

$   (.03)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic

9,680

8,233

Diluted

10,180

8,733

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to December 31, 2004

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

373

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

-

Issuance of common stock for cash at $1.20 -

   net of issuance costs - Jun-Aug 2003

618,000

618

685,952

-

Issuance of common stock for cash at $1.20 -

   December 31, 2003

310,000

310

371,690

-

Net operating loss for the year ended

    December 31, 2003

            -

       -

          -

(221,305)

Balance December 31, 2003

9,028,000

9,028

1,107,296

(248,943)

The accompanying notes are an integral part of these financial statements

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to December 31, 2004

Capital in

       Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Issuance of common stock for cash

   at $1.45 - March 2004

220,000

220

318,780

-

Issuance of common stock for cash

    at $1.43 - April  2004

650,000

650

929,350

-

Issuance of common stock for all

  stock of 44 Mag Productions, Inc.

2,500,000

2,500

297,500

-

Net operating loss for the year

   ended December 31, 2004

             -

       -

           -

(860,082)

Balance December 31, 2004

12,398,000

$ 12,398

$ 2,652,926

$ (1,109,025)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004 and 2003 and the

Period June 6, 1979 (Date of Inception) to December 31, 2004

Dec 31,

Dec 31,

Jun 6, 1979

        2004

2003

Dec 31, 2004

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (860,082)

$ (221,305)

$ (1,109,025)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Good will expensed

100,000

-

100,000

           Loss of  LLC

50,000

-

50,000

           Depreciation and amortization

111,648

1,574

113,222

           Changes in accounts receivable

(6,497)

-

(6,497)

           Changes in deposits

(2,531)

-

(2,531)

           Changes in accounts payable

39,379

4,495

43,874

           Contributions to capital – expenses

-

2,457

10,470

           Issuance of capital stock for expenses

         -

27,661

 27,661

Net Decrease in Cash From Operations

 (568,083)

 (185,118)

 (772,826)

CASH FLOWS FROM INVESTING

ACTIVITIES

         Purchase of office equipment

(57,465)

(2,586)

(60,051)

         Purchase of oil and gas leases

(1,698,630)

(585,021)

(2,283,651)

Purchase of interest in LLC

             -

 (50,000)

    (50,000)

 (1,756,095)

 (637,607)

 (2,393,702)

CASH FLOWS FROM FINANCING

ACTIVITIES

        Proceeds from note payable

750,000

-

750,000

Proceeds from issuance of common stock

1,320,000

1,089,569

 2,429,194

Net Increase in Cash

(254,178)

266,844

12,666

Cash at Beginning of Period

266,844

         -

        -

Cash at End of Period

$   12,666

$ 266,844

$ 12,666

NON CASH FLOWS FROM OPERATING ACTIVITIES

      Contributions to capital - expenses - 2000 -2003

$ 10,470

      Issuance of 1,844,000 common shares for services - 2003

27,661

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

December 31, 2004

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

On December 31, 2004, the Company had a net operating loss available for carry forward of $1,006,303. The tax benefit of approximately $303,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2005 through 2025.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000, however, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

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

Financial Instruments

The carrying amounts of financial instruments, including cash, accounts receivable, and accounts payable are considered by management to be their estimated fair values due to their short term maturities.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principles of Consolidation

The accompanying consolidated financial statements include the accounts  of the Company and its subsidiary from  its inception.  All significant intercompany accounts and balances have been eliminated in consolidation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its  financial statements.

3.  OIL & GAS LEASES

During 2003 and 2004 the Company, and its subsidiary, purchased 27,476 net acres of oil and gas leases consisting of 15,119 acres from the state of Wyoming and 11,450 acres from the BLM and 907 net acres from individuals.  The terms of the BLM leases are for 10 years  and require  yearly payments of  $16,643 starting one year after the issuance of the leases.  The  terms of the state of Wyoming leases are for five years with yearly  payments of $15,324, starting one year after the date of the issuance of the leases. The terms of the private leases vary from 19 months to 52 months with no annual payments. The initial payments for the leases are being amortized over 5  and 10 year periods. Additional payments for landman, geological and geophysical services to validate the leases are also capitalized and amortized.  The required yearly payments will be expensed as paid.

During October 2004 the Company participated in a State of Wyoming lease sale and was the high bidder on 4,480 acres.  The company paid a deposit of $1,008,673, but the leases were not issued until January 2005.  These leases  have a five year term and will add $9,673 to the annual obligation for State leases.

The Company intends to drill for oil and natural gas on these leases.   The  Company will follow the successful efforts method of  accounting and will capitalize  the successful wells and related leasehold costs, which will be amortized to expense,  using the unit of production method.  Dry hole costs and related leasehold costs will be expensed.

Two leases were sold during the year at the original purchase price, with the Company retaining an overriding royalty interest of 4.34%.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

4.  LONG  TERM  NOTE  PAYABLE

The Company received $750,000  under a note payable dated October 19, 2004 which is  due June 19, 2006 including interest at 6%.  The terms of the note includes  warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On December 31, 2004 $9,375 interest payable was  accrued.

5.  CAPITAL STOCK

During 2004 the Company issued 870,000 common shares, in  private placements for cash.

On November 16, 2004   Desert Mining, Inc. (parent)  acquired of all of the outstanding stock of 44 Mag Production, Inc. (subsidiary) by a stock for stock exchange in which the stockholders of   the subsidiary received 2,500,000 common shares of the parent,  representing 20% of the outstanding stock of the parent after the acquisition, which was reported as a purchase.  On the date of  the exchange the fair value of the parent company stock issued was considered to be  $300,000 and the fair value of the subsidiary stock  received in exchange was $200,000,  resulting in good will of $100,000. The Company uses the discounted cash flows approach to value good will and since the subsidiary has no operations the good will has been expensed.

44 Mag Production, Inc. was organized on September 22, 2004 in the state of Nevada.

A summary of the assets and liabilities of 44 Mag on November 16, 2004 is shown in the following.

                                                         Book value              Fair value

         Cash                                          $ 76,275                $  76,275

         Oil & gas leases                           29,386                  127,386

         Accounts payable                         (3,661)                    (3,661)

              Total                                     102,000                   200,000                                                               .

Subsequent to the balance sheet date the Company issued 210,000 common shares in a private placement for $210,000.

The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

DESERT MINING, INC. AND SUBSIDIARY

(Pre-Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

6.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20%  interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts   is in the business of  the  maintenance of oil field equipment.  During the first  quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and Company managers  have acquired 17 % of the common capital stock  issued and have accounts payable due them of $4,071 and have amounts due the Company of $1,624.

8.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expires September 30, 2006.  The lease also includes two one year extension options.