Form 10QSB
period 2005-03-31
DESERT MINING INC
filed 2005-05-16
CIK 1129916

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of March 31, 2005 was 13,208,000 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2005 and December 31, 2004

Statements of Operations for the Three Months ended March 31, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to March 31, 2005.

Statement of Changes in Stockholders’ Equity for the Period June 6, 1979 (Date of Inception) to March 31, 2005.

Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to March 31, 2005.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6-7 8 9-13 14 16
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	16 17
	Signatures	19

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at March 31, 2005 and December 31, 2004, and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2005 and 2004 and the period June 6, 1979 to March 31, 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005

DESERT   MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

March 31, 2005 and December 31, 2004

Mar 31,

Dec 31,

2005

2004

ASSETS

CURRENT ASSETS

    Cash

$ 236,193

$    12,666

    Accounts receivable

          -

  6,497

        Total Current Assets

236,193

19,163

FURNITURE & EQUIPMENT - net of depreciation

59,520

54,253

OTHER ASSETS

    Oil & gas leases - net of amortization

    2,219,664

2,274,227

    Deposits

        2,531

       2,531

2,222,195

2,276,758

$ 2,517,908

$ 2,350,174

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable

$   36,799

$   34,500

    Prepaid drilling advances received

211,982

         -

       Total Current Liabilities

248,781

 34,500

LONG TERM LIABILITIES

    Note payable and accrued interest

770,096

759,375

STOCKHOLDERS' EQUITY

   Common stock

        100,000,000 shares authorized, at $0.001 par value;

        13,208,000 shares issued and outstanding at March 31

13,208

12,398

     Capital in excess of par value

  2,952,116

2,652,926

      Deficit accumulated during the exploration stage

(1,466,293)

(1,109,025)

         Total  Stockholders'  Equity

       1,499,031

1,556,299

      $ 2,517,908

 $ 2,350,174

                   The accompanying notes are an integral part of these financial statements

DESERT   MINING, INC.  AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to March  31, 2005

Mar 31,

Mar 31,

Jun 6, 1979 to

        2005

2004

Mar 31, 2005

REVENUES

           $          -

$        -

$          -

EXPENSES

   Annual lease payments

10,838

-

17,978

   Depreciation and amortization

114,710

8,991

227,932

   Administrative

220,999

120,320

1,050,287

NET LOSS  - before other expenses

(346,547)

(129,311)

(1,296,197)

OTHER EXPENSES

    Good will expensed

-

-

(100,000)

    Loss of  LLC

-

(50,000)

(50,000)

Interest expense

   (10,721)

____-__

   (20,096)

NET LOSS

$ (357,268)

$ (179,311)

$ (1,466,293)

NET LOSS PER COMMON SHARE

Basic and diluted

       $   (.02)

$   (.02)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

    Basic

12,548

9,028

    Diluted

13,048

9,528

The accompanying notes are an integral part of these financial statements.

DESERT  MINING ,  INC.  AND  SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to March 31, 2005

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

9,028,000

9,028

1,107,296

(248,943)

DESERT  MINING ,  INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued

For the Period June 6, 1979 (Date of Inception)

to March 31, 2005

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

           -

(860,082)

Balance December 31, 2004

12,398,000

12,398

2,652,926

(1,109,025)

Issuance of common stock for cash

   at $1.00 - Jan-Mar

210,000

210

209,790

-

Issuance of common stock for

  services at $.15 - Mar

600,000

600

89,400

-

Net operating loss for the three

   Months ended March 31, 2005

-

-

-

(357,268)

`

_________

______

________

_________

Balance March 31, 2005

13,208,000

$ 13,208

$ 2,952,116

$ (1,466,293)

                                             The accompanying notes are an integral part of these financial statements.

DESERT  MINING,  INC. AND SUBSIDIARY

(Exploration  Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception)  to March 31, 2005

Mar 31,

Mar 31,

Jun 6, 1979 to

2005

2004

Mar 31, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (357,268)

$ (179,311)

$ (1,466,293)

Adjustments to reconcile net loss to

net cash provided by operating activities

           Good will expensed

-

-

100,000

           Loss of  LLC

-

50,000

50,000

           Depreciation and amortization

114,710

8,991

227,932

           Changes in accounts receivable

6,497

-

-

           Changes in deposits

-

-

(2,531)

           Changes in accounts payable

13,020

(4,496)

56,894

           Contributions to capital - expenses

-

-

10,470

Issuance of capital stock for expenses

   90,000

            -

 117,661

Net Decrease in Cash From Operations

(133,041)

(124,816)

(905,867)

CASH FLOWS FROM INVESTING

ACTIVITIES

         Purchase of office equipment

(9,258)

(3,029)

(69,309)

         Purchase of oil and gas leases

(56,156)

-

(2,339,807)

     Purchase of interest in LLC

           -

          -

    (50,000)

(65,414)

(3,029)

(2,459,116)

CASH FLOWS FROM FINANCING

ACTIVITIES

        Proceeds from note payable

-

-

750,000

        Stock subscriptions received

211,982

-

211,982

        Proceeds from issuance of common stock

210,000

308,000

2,639,194

421,982

308,000

3,601,176

Net Increase in Cash

223,527

180,155

236,193

Cash at Beginning of Period

    12,666

266,844

              -

Cash at End of Period

$ 236,193

$ 446,999

$ 236,193

NON CASH FLOWS FROM OPERATING ACTIVITIES

      Contributions to capital - expenses - 2000 -2003

$ 10,470

      Issuance of 2,444,000 common shares for services - 2003-2005

117,661

The accompanying notes are an integral part of these financial statements.

DESERT   MINING, INC.  AND  SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

March 31, 2005

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

The Company is in the exploration stage and is engaged in the activity of acquiring and exploring  oil and gas leases.

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

On March 31, 2005, the Company  had a  net operating loss available for carry forward of  $1,279,668. The  tax benefit of  approximately  $384,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting  in 2005 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000, however, they are maintained in banks with high quality.

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

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

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31,  2005

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

3.  OIL & GAS LEASES

During 2003 and 2004 the Company purchased 27,476 net acres of oil and gas leases consisting of 15,119 acres from the State of Wyoming, 11,450 acres from the BLM and 907 net acres from private individuals.  The terms of the BLM  leases are for ten years and require yearly payments of $16,643 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $15,324 starting one year after the date of  issuance of  the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over there remaining life of the leases.  Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

During October 2004 the Company participated in a State of Wyoming lease sale and was the high bidderon 4,480 acres.  The Company paid a deposit of $1,080,673 in 2004 and the leases were issued in January 2005.  The leases have a five year term and add $9,673 to the annual obligation for State leases.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has finished drilling and its commercial potential evaluated.  During the  quarter ended March 31, 2005 the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  The Company is currently evaluating the results and designing a completion procedure for the well. The cost of this well is carried in inventory until the evaluation is complete.

The  Company will follow the successful efforts method of  accounting and will capitalize  the successful wells and related leasehold costs, which will be amortized to expense,  using the unit of production method.  Dry hole costs and related leasehold costs will be expensed.

Two leases were sold in 2004  at their original purchase price, with the Company retaining an overriding royalty interest of 4.34%.

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

4.  LONG  TERM  NOTE  PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is  due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On March 31, 2005 $20,096 interest payable was accrued.

5.  CAPITAL STOCK

During the quarter ended March 31, 2005 the Company issued 210,000 common shares in a private placement for cash and 600,000 common shares for services.

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

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2005

6.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20%  interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts   is in the business of  the  maintenance of oil field equipment.  During the first  quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and Company managers  have acquired 16 % of the common capital stock  issued.

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

Desert Mining, Inc. was originally incorporated on June 6, 1979 as Holidays of America, Inc. pursuant to the Nevada Business Corporation Act.  Its original Articles of Incorporation provided for authorized capital of 2,500 shares of common stock with a $0.25 par value.  Our Company was formed with the stated purpose of conducting any lawful business activity.  However, no business was undertaken until 1988.  In 1988 we raised $11,625 through private sales of its stock, all of which was expended in the evaluation of a joint venture with Controlled Environment Leaching Systems in the development of certain placer mining claims located in Kern County, California.  After review of all reports and subsequent field examinations, it was determined that we did not have the resources to pursue the project and all attempts to engage in business ended in 1990, and we again became dormant.

On November 3, 2000, the shareholders amended the articles of incorporation, changing our name to Desert Mining, Inc., and increasing the authorized capital to 100,000,000 shares of common stock with a par value of $0.001 per share.   The shareholders also authorized a 200 to 1 forward split of the outstanding shares.  The amended articles were filed with the State of Nevada on November 28, 2000.  Management then began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses.

In June of 2003, there was a change in control of our Company.  Following the change in control, we cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  There are currently 9,898,000 common shares issued and outstanding. As a result of the change in control, we moved our operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537.  Subsequent to March 31, 2005, on November 1, 2004 we moved our operations again to 4328 Hwy. 66, Longmont, CO 80504. Our telephone number is (970) 535-6213.  Management is currently focused on expanding its activities in the mining industry and has continued to actively seek oil and gas leases.

Our Business

Desert Mining is in the exploration stage and is engaged in the activity of seeking developmental mineral properties.  In particular Desert is focusing on the oil and gas industry and is actively pursuing oil and gas leases along with joint ventures or acquisitions to complement the intended business operation.  During the first quarter we commenced test drilling.

During the quarter ended March 31, 2005 we drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and we encountered coal-bed methane gas during the drilling process.  We anticipate pursuing the completion program necessary to extract the methane gas.   We believe that there is room to drill two additional wells at this site and we anticipate that the drilling will be completed by the end of the year.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Subsequent to the end of the period, we drilled the Maverick well.  We encountered the expected oil reservoirs; however, there was less than 3% porosity in the coal.  Due to the high cost of extracting oil under these circumstances, the well has been capped.  We will continue to evaluate the property for future prospects.

Description of Property

We have acquired oil and gas leases to 27,476 net acres of land consisting of 15,119 acres from the state of Wyoming and 11,450 acres from the BLM and 907 net acres from individuals.  In addition to our leases, we have minimal office equipment and no other property.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions.  We pay $2,375 per month.   We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended March 31, 2005 and 2004

We had no revenue from continuing operations for the three-month periods ended March 31, 2005 and 2004.

Expenses for the three months ended March 31, 2005 were $357,268 compared to expenses of $179,311 during the comparable period in 2004.  During the three months ended March 31, 2005 we had $10,838 in lease payments compared to no lease payments for the same period in 2004.  Our depreciation and amortization expense was $114,710 for the three months ended March 31, 2005 compared to $8,991 for the same period in 2004.  Our administrative expenses were $220,999 for the three months ended March 31, 2005 compared to $120,320 for the same period in 2004.  We incurred $10,721 in interest expense in the three months ended March 31, 2005 compared to no interest expense in the same period in 2004.  During the three months ended March 31, 2004 we wrote off $50,000 for our interest in GDH Roustabouts LLC. There is no comparable write off for the three months ended March 31, 2005.  Higher expenses during 2005 were largely the result of consulting fees, depreciation and amortization, lease payments and interest expense.  Our expenses during 2004 consisted mainly of legal and audit costs associated with our periodic filings and administrative costs. As a result of the foregoing factors, Desert Mining realized a net loss of $357,268 for the three months ended March 31, 2005 compared to a net loss of $179,311 for the three months ended March 31, 2004.

Cumulative net loss from quasi-reorganization on June 6, 1979 through March 31, 2005 was $1,466,293.

Three Month Periods Ended March 31, 2004 and 2003

We had no revenue from continuing operations for the three-month periods ended March 31, 2004 and 2003.

Expenses for the three months ended March 31, 2004 were $179,311 compared to expenses of $1,895 during the comparable period in 2003.  Expenses during 2004 were primarily comprised of legal and audit costs, consulting fees and administrative costs along with the costs associated with implementing our business plan and obtaining our oil and gas leases.  Expenses during 2003 consisted mainly of legal and audit costs associated with our periodic filings and the June 30, 2003 change in control. As a result of the foregoing factors, Desert Mining realized a net loss of $179,311 for the three months ended March 31, 2004 compared to a net loss of $1,895 for the three months ended March 31, 2003.

Cumulative net loss from quasi-reorganization on December 31, 1993 through March 31, 2004 was $428,254.

Liquidity and Capital Resources

Total assets at March 31, 2005 were $2,517,908 and consisted of $236,193 in cash, $59,520 in furniture and equipment (net of depreciation), $2,531 in deposits, and $2,219,664 in oil and gas leases (net of amortization).  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At March 31, 2005 we had total current liabilities of $248,781 consisting of $36,799 in accounts payable and $211,982 in prepaid drilling advances received.  At March 31, 2005 we had long-term liabilities of $770,096 compared to $759,375 at 2004.  The increase in the long-term liabilities was due to added interest.

During the three-months ended March 31, 2005 we sold 210,000 shares of common stock in a private placement for $210,000.

In October 2004, we received $750,000 under a note payable which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 shares of Common Stock at $1.50 per share at the option of the note holder at any time before April 19, 2007.  The warrants include a cashless exercise provision.  As of March 31, 2005, $20,096 interest payable was accrued on this note.

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

PART II

ITEM 2. Recent Changes in Securities

On June 25, 2003, we cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003 resulting in 8,000,000 shares issued and outstanding.

On June 25, 2003, we sold 100,000 common shares to accredited investors at $1.20 per share generating $120,000.  The shares were sold to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

On June 26, 2003, we issued 1,644,000 common shares to former and current officers and directors pursuant to the change of control of our Company.  The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In September 2003, we issued 444,000 restricted common shares to three employees and consultants in lieu of salaries.  The employees and consultants are considered to be accredited investors and had access to all information regarding our Company and its financial condition.  The shares were issued in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

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

In connection with 310,000 shares sold in the above private placement, we also sold 620,000 warrants to purchase restricted common shares at a price of $0.05 per warrant.  The warrants are exercisable at $1.40 per share and expire one year from the date of issuance.

In October 2004, we received $750,000 under a note payable which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 shares of Common Stock at $1.50 per share at the option of the note holder at any time before April 19, 2007.  The warrants include a cashless exercise provision.  As of December 31, 2004, $9,375 interest payable was accrued on this note.

For the year ended December 31, 2004, we issued 870,000 shares of its Common Stock in private placements for cash.  The shares were sold to accredited investors in private transactions without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid on the transactions.

During March, 2004 we issued 220,000 common shares at $1.45 for cash. The warrants may be exercised for the purchase of one share of common stock for each warrant at $1.40, at any time before the expiration date of December 31, 2004. The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

During April, 2004 we issued 650,000 common shares, in a private placement, at $1.43 for cash, as part of the exercise of 400,000 warrants. The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

During the three-months ended March 2005 we issued 210,000 common shares, in a private placement, at $1.00 for cash.  The shares were issued to two accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

In March 2005 we issued 600,000 common shares at $.15 for services rendered to our Company.  The shares were issued to five accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

On February 11, 2005 we filed an Amendment to the Form 8-K filed November 18, 2004 in which it provided the financial statements of 44 Mag Production, Inc. at November 30, 2004 and the related statement of operations, stockholders' equity, and cash flows for the period September 22, 2004 (date of inception) to November 30, 2004.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.

SEC Ref. No.

Title of Document

Location

1

 31.1

Certification of the Principal Executive Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

2

 31.2

Certification of the Principal Financial Officer

pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Attached

3

 32.1

Certification of the Principal Executive Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

4

 32.2

Certification of the Principal Financial Officer

pursuant to U.S.C. Section 1350 as adopted pursuant to

Section 906of the Sarbanes-Oxley Act of 2002*

Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: May 13, 2005

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: May 13, 2005

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer