Form 10QSB
period 2005-06-30
DESERT MINING INC
filed 2005-08-12
CIK 1129916

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of June 30, 2005 was 13,307,124 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2005 and December 31, 2004

Statements of Operations for the Three and Six Months ended June 30, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to June 30, 2005.

Statement of Changes in Stockholders’ Equity for the Period June 6, 1979 (Date of Inception) to June 30, 2005.

Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to June 30, 2005.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6-7 8 9-13 14 16
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	16 17
	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at June 30, 2005 and December 31, 2004, and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2005 and 2004 and the period June 6, 1979 to June 30, 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

DESERT   MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

June 30, 2005 and December 31, 2004

	Jun 30,	Dec 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$ 200,675	$ 12,666
Accounts receivable	-	6,497
Total Current Assets	200,675	19,163

FURNITURE & EQUIPMENT - net of depreciation	54,310	54,253

OTHER ASSETS
Oil & gas leases - net of amortization	1,985,713	2,274,227
Deposits	31,031	2,531
	2,016,744	2,276,758
	$ 2,271,729	$ 2,350,174

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$ 107,726	$ 34,500
Total Current Liabilities	107,726	34,500

LONG TERM LIABILITIES
Note payable and accrued interest	781,315	759,375

STOCKHOLDERS' EQUITY
Common stock
100,000,000 shares authorized, at $0.001 par value;
13,307,124 shares issued and outstanding at June 30, 2005	13,307	12,398
Capital in excess of par value	3,040,608	2,652,926
Deficit accumulated during the exploration stage	(1,671,227)	(1,109,025)
Total Stockholders' Equity	1,382,688	1,556,299

	$ 2,271,729	$ 2,350,174

                   The accompanying notes are an integral part of these financial statements

DESERT   MINING, INC.  AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to June 30, 2005

Three Months

Six Months

Jun 30,

Jun 30

Jun 30,

Jun 30,

Jun 6, 1979 to

2005

2004

2005

2004

Jun 30, 2005

SALES

$ 210,000

$          -

$ 210,000

$         -

$ 210,000

COST OF  SALES

118,810

-

118,810

-

118,810

Gross Profit

91,190

-

91,190

-

91,190

EXPENSES

Exploration

21,832

130

21,832

8,328

21,832

Depreciation and amortization

110,451

8,991

225,161

17,982

338,382

Annual lease

3,345

-

14,183

-

21,323

Administrative

149,277

155,869

370,276

267,991

1,199,564

284,905

164,990

631,452

194,301

1,581,102

NET LOSS – before other losses

(193,715)

(164,990)

(540,262)

(294,301)

(1,489,912)

OTHER EXPENSES

    Good will expensed

(100,000)

    Loss of  LLC

-

-

-

(50,000)

(50,000)

Interest expense

(11,219)

-

(21,940)

-

(31,315)

________

______

________

________

__________

NET LOSS

$ (204,934)

$ (164,990)

$ (562,202)

$(344,301)

$(1,671,227)

NET LOSS PER COMMON SHARE

Basic and diluted

$ (.02)

$ (.01)

$ (.04)

$ (.03)

Basic (stated in 1,000’s)

13,307

12,073

12,808

11,978

Diluted

13,807

12,573

13,300

12,478

The accompanying notes are an integral part of these financial statements.

DESERT  MINING ,  INC.  AND  SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to June 30, 2005

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

For the Period June 6, 1979 (Date of Inception)

to June 30, 2005

Capital in

Common Stock

Excess of

Accumulated

Shares

Amount

Par Value

   Deficit

Issuance of common stock for cash

   at $1.45 - March 2004

220,000

220

318,780

-

Issuance of common stock for cash

    at $1.43 - April  2004

650,000

650

929,350

-

Issuance of common stock for all

  stock of 44 Mag Production, Inc.

2,500,000

2,500

297,500

-

Net operating loss for the year

   ended December 31, 2004

                -

         -

           -

(860,082)

Balance December 31, 2004

12,398,000

12,398

2,652,926

(1,109,025)

Issuance of common stock for cash

   at $1.00 - Jan-Mar

210,000

210

209,790

-

Issuance of common stock for

  services at $.15 - Mar

600,000

600

89,400

-

Issuance of common stock for payment

   of debt  - June 2005

99,124

99

88,492

-

Net operating loss for the three

   Months ended June 30, 2005

-

-

-

(562,202)

_________

______

________

_________

Balance June 30, 2005

13,307,124

$ 13,307

$ 3,040,608

$ (1,671,227)

                                             The accompanying notes are an integral part of these financial statements.

DESERT  MINING,  INC. AND SUBSIDIARY

(Exploration  Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception)  to June 30, 2005

Jun 30,

Jun 30,

Jun 6, 1979 to

2005

2004

June 30, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (562,202)

$ (344,301)

$ (1,671,227)

Adjustments to reconcile net loss to

net cash provided by operating activities

           Good will expensed

-

-

100,000

           Loss of  LLC

-

50,000

50,000

           Depreciation and amortization

225,161

17,982

338,383

           Changes in accounts receivable

6,497

-

-

           Changes in deposits

(28,500)

-

(31,031)

           Changes in accounts payable

302,567

(4,496)

346,441

Contributions to capital - expenses

-

-

10,470

Issuance of capital stock for expenses

 90,000

              -

   117,661

Net Decrease in Cash From Operations

(33,523)

(280,815)

(739,303)

CASH FLOWS FROM INVESTING

ACTIVITIES

         Purchase of office equipment

(8,591)

(11,729)

(68,542)

         Purchase of oil and gas leases

(46,923)

(525,551)

(2,330,674)

     Purchase of interest in LLC

           -

             -

    (50,000)

(55,514)

(537,280)

(2,449,216)

CASH FLOWS FROM FINANCING

ACTIVITIES

        Proceeds from note payable

-

-

750,000

        Proceeds from issuance of common stock

210,000

1,218,000

2,639,194

210,000

1,218,000

3,389,194

Net Increase in Cash

180,009

399,905

200,675

Cash at Beginning of Period

    12,666

266,844

           -

Cash at End of Period

$ 200,675

$ 666,749

$ 200,675

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

      Contributions to capital - expenses - 2000 -2003

$ 10,470

Issuance of 2,544,000 common shares for services – 2003 -2005

117,661

Issuance of 99,124 common shares for payment of debt – 2005

88,591

The accompanying notes are an integral part of these financial statements.

DESERT   MINING, INC.  AND  SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

June 30, 2005

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

On June 30, 2005, the Company  had a  net operating loss available for carry forward of  $1,554,894. The  tax benefit of  approximately  $466,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting  in 2005 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk except that the Company maintains bank accounts over the insured of amounts on $100,000, however, they are maintained in banks with high quality.

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30,  2005

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

3.  OIL & GAS LEASES

During 2003, 2004 and 2005 the Company purchased 30,214 net acres of oil and gas leases consisting of 19,559 acres from the State of Wyoming, 9,348 acres from the BLM and 1,307 net acres from private individuals.  The terms of the BLM  leases are for ten years and require yearly payments of $14,023 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,559 starting one year after the date of  issuance of  the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

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

Two leases were sold in 2004 at their original purchase price, with the Company retaining an overriding royalty interest of 4.34%.  During the quarter ended June 30, 2005, we sold one lease for $210,000 and retained a 2.5% overriding royalty.

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

4.  LONG  TERM  NOTE  PAYABLE

The Company received $750,000  under a note payable dated October 19, 2004 which is  due June 19, 2006 including interest at 6%.  The terms of the note includes  warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On June 30, 2005 $31,315 interest payable was  accrued.

5.  CAPITAL STOCK

During the quarter ended March 31, 2005 the Company issued 210,000 common shares in a private placement for cash and 600,000 common shares for services and during the quarter ended June 30, 2005, 99,124 shares were issued of which 42,124 were issued for debt conversion and 57,000 were purchased for $57,000.

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

	Book value	Fair value
Cash	$ 76,275	$ 76,275
Oil & gas leases	29,386	127,386
Accounts payable	(3,661)	(3,661)
Total	$102,000	$ 200,000

                                                                         .

The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

DESERT   MINING,  INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2005

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

In June of 2003, there was a change in control of our Company.  Following the change in control, we cancelled 1,594,000 common shares and effected a ten for one forward split of its issued and outstanding stock for shareholders of record as of July 15, 2003.  There are currently 13,307,124 common shares issued and outstanding. As a result of the change in control, we moved our operations and business location to 1135 Lincoln Avenue, Suite 1, Loveland, Colorado 80537.  Subsequent to March 31, 2005, on November 1, 2004 we moved our operations again to 4328 Hwy. 66, Longmont, CO 80504. Our telephone number is (970) 535-6213.  Management is currently focused on expanding its activities in the mining industry and has continued to actively seek oil and gas leases.

Our Business

Desert Mining is in the exploration stage and is engaged in the activity of seeking developmental mineral properties.  In particular Desert is focusing on the oil and gas industry and is actively pursuing oil and gas leases along with joint ventures or acquisitions to complement the intended business operation.  During the first quarter we commenced test drilling.

During the quarter ended March 31, 2005 we drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and we encountered coal-bed methane gas during the drilling process.  Upon funding, we anticipate pursuing the completion program necessary to extract the methane gas.   We believe that there is room to drill two additional wells at this site and we anticipate that the drilling will be completed by the end of the year.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

During the second quarter of 2005, we drilled the Maverick well.  We encountered the expected oil reservoirs; however, there was less than 3% porosity in the reservoir.  Due to the high cost of extracting oil under these circumstances, the well has been plugged and abandoned.

Description of Property

We have acquired oil and gas leases to 30,214 net acres of land consisting of 19,559 acres from the state of Wyoming and 9,348 acres from the BLM and 1,306 net acres from individuals.  In addition to our leases, we have minimal office equipment and no other property.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions.  We pay $2,375 per month.   We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended June 30, 2005 and 2004

We had no revenue from continuing operations for the three-month periods ended June 30, 2005 and 2004.

Expenses for the three months ended June 30, 2005 were $284,905 compared to expenses of $164,990 during the comparable period in 2004.  During the three months ended June 30, 2005 we had $3,345 in lease payments compared to no lease payments for the same period in 2004.  Our depreciation and amortization expense was $110,451 for the three months ended June 30, 2005 compared to $8,991 for the same period in 2004.  Our administrative expenses were $149,277 for the three months ended June 30, 2005 compared to $155,869 for the same period in 2004.  We incurred $11,219 in interest expense in the three months ended June 30, 2005 compared to no interest expense in the same period in 2004.  We incurred $21, 832 in exploration costs for the three months ended June 30, 2005 compared to $130 for the same period in 2004.  Higher expenses during 2005 were largely the result of exploration costs, depreciation and amortization, lease payments and interest expense.  Our expenses during 2004 consisted mainly of legal and audit costs associated with our periodic filings and administrative costs. As a result of the foregoing factors, Desert Mining realized a net loss of $204,934 for the three months ended June 30, 2005 compared to a net loss of $164,990 for the three months ended June 30, 2004.

Cumulative net loss from inception on June 6, 1979 through June 30, 2005 was $1,489,912.

Six Month Periods Ended June 30, 2005 and 2004

We had no revenue from continuing operations for the six-month periods ended June 30, 2005 and 20034

Expenses for the six months ended June 30, 2005 were $631,452 compared to expenses of $294,301 during the comparable period in 2004.  During the six months ended June 30, 2005 we had $14,183 in lease payments compared to $17,982 in lease payments for the same period in 2004.  Our depreciation and amortization expense was $225,161 for the six months ended June 30, 2005 compared to $17,982 for the same period in 2004.  Our administrative expenses were $370,276 for the six months ended June 30, 2005 compared to $267,991 for the same period in 2004.  We incurred $21,940 in interest expense in the six months ended June 30, 2005 compared to no interest expense in the same period in 2004.  We incurred $21,832 in exploration costs for the six months ended June 30, 2005 compared to $8,328 for the same period in 2004.  For the six months ended June 30, 2004, we incurred a loss of $50,000 due to the write off of Routabouts LLC and no such loss occurred for the same period in 2005.  Higher expenses during 2005 were largely the result of depreciation and amortization, lease payments, consulting fees and interest expense.  Our expenses during 2004 consisted mainly of legal and audit costs associated with our periodic filings and administrative costs. As a result of the foregoing factors, Desert Mining realized a net loss of $562,202 for the six months ended June 30, 2005 compared to a net loss of $344,301 for the six months ended June 30, 2004.

Liquidity and Capital Resources

Total assets at June 30, 2005 were $2,271,729 and consisted of $200,675 in cash, $54,310 in furniture and equipment (net of depreciation), $31,031 in deposits, and $1,985,713 in oil and gas leases (net of amortization).  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At June 30, 2005 we had total current liabilities of $107,726 in accounts payable.  At June 30, 2005 we had long-term liabilities of $781,315 in the form of a note payable and interest.

During the six-months ended June 30, 2005 we issued 42,124 shares of common stock in a conversion valued at $31,590.36 and  we issued 57,000 shares of common stock in a private placement for $57,000.  Also during this period, we sold one lease for $210,000 and retained a 2.5% overriding royalty.

In October 2004, we received $750,000 under a note payable which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 shares of Common Stock at $1.50 per share at the option of the note holder at any time before April 19, 2007.  The warrants include a cashless exercise provision.  As of June 30, 2005, $31,315 interest payable was accrued on this note.

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

During the three-months ended June 2005, we issued 42,124 common shares as the result of a conversion valued at $31,590.36 and we issued an additional 57,000 common shares in a private placement for $57,000.  The shares were issued to accredited investors in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

None.

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

DESERT MINING, INC.

Date: August 11, 2005

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: August 11, 2005

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

18