Form 10QSB
period 2005-09-30
DESERT MINING INC
filed 2005-11-10
CIK 1129916

U.S. Securities and Exchange Commission

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[ X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The aggregate number of shares issued and outstanding of the issuer’s common stock as of September 30, 2005 was 13,365,625 shares of $0.001par value.

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2005 and December 31, 2004

Statements of Operations for the Three and Nine Months ended Sept. 30, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to September 30, 2005.

Statement of Changes in Stockholders’ Equity for the Period June 6, 1979 (Date of Inception) to September 30, 2005.

Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 and for the Period June 6, 1979 (Date of Inception) to September 30, 2005.

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6-7 8 9-13 14 16
PART II.	Other Information Item 2. Changes in Securities Item 6. Exhibits and Reports on Form 8-K	16 18
	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at September 30, 2005 and December 31, 2004, and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2005 and 2004 and the period June 6, 1979 to September 30, 2005, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

DESERT   MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

September 30, 2005 and December 31, 2004

unaudited

 Sept 30,

    Dec 31,

    2005

2004

ASSETS

CURRENT ASSETS

Cash

$   1,274

$    12,666

Accounts receivable

       -

 6,497

Total Current Assets

1,274

19,163

FURNITURE & EQUIPMENT – net of depreciation

61,039

54,253

OTHER ASSETS

Oil & gas leases – net of amortization

1,880,928

2,274,227

Deposits

     23,906

       2,531

1,904,834

2,276,758

$ 1,967,147

$ 2,350,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable

$   64,504

$   34,500

Total Current Liabilities

64,504

34,500

LONG TERM LIABILITIES

Note payable and accrued interest

792,657

759,375

STOCKHOLDERS’ EQUITY

Common stock

100,000,000 shares authorized, at $0.001 par value;

13,353,925 shares issued and outstanding

13,354

12,398

Capital in excess of par value

3,075,661

2,652,926

Deficit accumulated during the exploration stage

(1,979,029)

(1,109,025)

Total  Stockholders’  Equity

1,109,986

1,556,299

$ 1,967,147

$  2,350,174

                   The accompanying notes are an integral part of these financial statements

DESERT   MINING, INC.  AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS – unaudited

For the Three and Nine Months Ended September 30, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to September 30, 2005

_______________________________________________________________________________________________

Three Months

Nine Months

Sept 30,

Sept 30,

Sept 30,

Sept 30,

Jun 6, 1979 to

2005

2004

2005

2004

Sept 30, 2005

SALES

$        -

$        -

$ 210,000

$        -

$ 210,000

COST OF SALES

       -

       -

118,810

        -

118,810

Gross Profit

       -

       -

91,190

        -

91,190

EXPENSES

Exploration

115

3,606

21,947

11,934

21,947

Depreciation and amortization

94,791

35,902

319,952

53,884

433,174

Annual lease expense

21,325

-

35,508

-

42,648

Administrative

180,228

135,354

550,504

403,344

1,379,792

296,459

174,862

927,911

469,162

1,877,561

NET LOSS

- before other losses

(296,459)

(174,862)

(836,721)

(469,162)

(1,786,371)

OTHER EXPENSES

Good will expensed

-

-

-

-

(100,000)

Loss of LLC

-

-

-

(50,000)

(50,000)

Interest expense

(11,343)

             -

(33,283)

            -

(42,658)

NET LOSS

$ (307,802)

$ (174,862)

$ (870,004)

$(519,162)

$(1,979,029)

NET LOSS PER COMMON SHARE

Basic and diluted

$ (.02)

$ (.01)

$ (.07)

$   (.03)

Basic (stated in 1,000's)

13,323

12,073

13,315

11,978

Diluted

13,823

12,573

13,815

12,478

                                               The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the Period June 6, 1979 (Date of Inception)

to September 30, 2005

________________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - continued

For the Period June 6, 1979 (Date of Inception)

to September 30, 2005

________________________________________________________________________________________________

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

Balance December 31, 2004 - audited

12,398,000

12,398

2,652,926

(1,109,025)

Issuance of common stock for cash

   at $1.00 - January-March

210,000

210

209,790

-

Issuance of common stock for

  services at $.15 - March

600,000

600

89,400

-

Issuance of common stock for payment

   of debt  - June 2005

99,124

99

88,492

-

Issuance of common stock for expenses

   at $.75 - August 2005

46,801

47

35,053

-

Net operating loss for the nine

   Months ended September 30, 2005

                -

         -

              -

 (870,004)

Balance September 30, 2005 - unaudited

13,353,925

$ 13,354

$ 3,075,661

$ (1,979,029)

                                             The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

                                          CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended September 30, 2005 and 2004 and the

  Period June 6, 1979 (Date of Inception) to September 30, 2005

_______________________________________________________________________________________________

Sept 30,

Sept 30,

Jun 6, 1979 to

2005

2004

Sept 30, 2005

CASH FLOWS FROM

OPERATING ACTIVITIES

Net loss

$ (870,004)

$ (519,162)

$ (1,979,029)

Adjustments to reconcile net loss to

  net cash provided by operating

  activities

Good will expensed

-

-

100,000

Loss of  LLC

-

50,000

50,000

Depreciation and amortization

319,952

53,884

433,174

Changes in accounts receivable

6,497

-

-

Changes in deposits

(21,375)

-

(23,906)

Changes in accounts payable

151,877

(4,496)

195,751

Contributions to capital - expenses

-

-

10,470

Issuance of capital stock for expenses

125,100

           -

152,761

        Net Decrease in Cash From Operations

(287,953)

(419,774)

(1,060,779)

CASH FLOWS FROM INVESTING

ACTIVITIES

Purchase of office equipment

(20,952)

(28,447)

(80,903)

(Purchase) and sales of oil and gas leases

87,513

(597,951)

(2,196,238)

Purchase of interest in LLC

          -

           -

(50,000)

66,561

(626,398)

(2,327,141)

CASH FLOWS FROM FINANCING

ACTIVITIES

Proceeds from note payable

-

-

750,000

Proceeds from issuance of common stock

210,000

1,218,000

2,639,194

210,000

1,218,000

3,389,194

Net Increase in Cash

(11,392)

171,828

1,274

Cash at Beginning of Period

12,666

266,844

        -

Cash at End of Period

$   1,274

$ 438,672

$   1,274

NON CASH FLOWS FROM OPERATING AND FINANCING ACTIVITIES

Contributions to capital - expenses - 2000 -2003

$ 10,470

Issuance of 2,490,801 common shares for services - 2003-2005

152,761

Issuance of 99,124 common shares for payment of debt – 2005

88,591

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC.  AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2005

__________________________________________________________________________________________

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

On September 30, 2005, the Company had a net operating loss available for carry forward of $1,854,528. The tax benefit of approximately $556,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2005 through 2026.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

September 30, 2005

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

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

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has finished drilling and its commercial potential evaluated.  During the quarters ended June 30, 2005 and September 30, 2005 the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  The Company is currently evaluating the results and designing a completion procedure for the well. The cost of this well is carried in inventory until the evaluation is complete.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2005

__________________________________________________________________________________________________

4.  LONG TERM NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On September 30, 2005 $42,657 interest payable was accrued.

5.  CAPITAL STOCK

During the quarter ended March 31, 2005 the Company issued 210,000 common shares in a private placement for cash and 600,000 common shares for services and during the quarter ended June 30, 2005, 99,124 shares for payment of debt. During the quarter ended September 2005 the Company issued 46,801 common shares for expenses.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2005

__________________________________________________________________________________________________

6.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts L.L.C. is in the business of the maintenance of oil field equipment.  During the first quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and Company managers have acquired 16 % of the common capital stock issued.

8.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expires September 30, 2006.  The lease also includes two one year extension options.

9.  GOING CONCERN

The Company will need additional working capital to service debt and to develop the mineral leases acquired.  Subsequent to quarter end, the company reached agreement with the holder of the long term debt to convert it to equity thus removing the requirement for debt service.  Also, subsequent to quarter end, the Company initiated a private placement for $13.5 million.  This will provide sufficient funding to drill multiple wells to evaluate current acreage and to operate for the coming years.

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

Three Month Periods Ended September 30, 2005 and 2004

We had no revenue from continuing operations for the three-month periods ended September 30, 2005 and 2004.

Expenses for the three months ended September 30, 2005 were $296,459 compared to expenses of $174,862 during the comparable period in 2004.  During the three months ended September 30, 2005 we had $21,325 in lease payments compared to no lease payments for the same period in 2004.  Our depreciation and amortization expense was $94,791 for the three months ended September 30, 2005 compared to $35,902 for the same period in 2004.  Our administrative expenses were $180,228 for the three months ended September 30, 2005 compared to $135,354 for the same period in 2004.  Exploration costs were $115 for the three months ended September 30, 2005 compared to $3,606 for the same period in 2004.  We incurred $-0- in interest expense in the three months ended September 30, 2004 compared to $11,343 interest expense in the same period in 2005.  As a result of the foregoing factors, Desert Mining realized a net loss of $307,802 for the three months ended September 30, 2005 compared to a net loss of $174,962 for the three months ended September 30, 2004.

Cumulative net loss from inception on June 6, 1979 through September 30, 2005 was $1,979,029.

Nine Month Periods Ended September 30, 2005 and 2004

We had sales of $210,000 from operations for the nine-month periods ended September 30, 2005 and no revenue for the same period of 2004.

Expenses for the nine months ended September 30, 2005 were $836,721 compared to expenses of $469,162 during the comparable period in 2004.  During the nine months ended September 30, 2005 we had $35,508 in lease payments compared to $-0- in lease payments for the same period in 2004.  Our depreciation and amortization expense was $319,952 for the nine months ended September 30, 2005 compared to $53,884 for the same period in 2004.  Our administrative expenses were $550,504 for the nine months ended September 30, 2005 compared to $403,344 for the same period in 2004.  We incurred $33,283 in interest expense in the nine months ended September 30, 2005 compared to no interest expense in the same period in 2004.  We incurred $21,947 in exploration costs for the nine months ended September 30, 2005 compared to $11,934 for the same period in 2004.  For the nine months ended September 30, 2004, we incurred a loss of $50,000 due to the write off of Routabouts LLC and no such loss occurred for the same period in 2005.  As a result of the foregoing factors, Desert Mining realized a net loss of $870,004 for the nine months ended September 30, 2005 compared to a net loss of $519,162 for the nine months ended September 30, 2004.

Liquidity and Capital Resources

Total assets at September 30, 2005 were $1,967,147 and consisted of $1,274 in cash, $61,039 in furniture and equipment (net of depreciation), $23,906 in deposits and $1,880,928 in oil and gas leases (net of amortization).  Subsequent to the date of this report, we sold 200,000 shares of our common stock at a price of $1.00 per share for gross proceeds of $200,000.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At September 30, 2005 we had total current liabilities of $64,504 in accounts payable.  At September 30, 2005 we had long-term liabilities of $792,657 in the form of a note payable and accrued interest.

On September 30, 2005, we had a net operating loss available for carry forward of $1,854,528.

During the nine-months ended September 30, 2005 we issued 42,124 shares of common stock in a conversion valued at $31,590.36 and  we issued 57,000 shares of common stock in a private placement for $57,000.  Also during this period, we sold one lease for $210,000 and retained a 2.5% overriding royalty.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.  On September 30, 2005 $42,657 interest payable was accrued.

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

In August 2005 we issued 46,801 common shares for expenses at $.75. The shares were issued in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

Subsequent to the date of this report, in November 2005 we issued 200,000 common shares at $1.00 per share for gross proceeds of $200,000.  The shares were issued to accredited an investor in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act.  No broker was involved and no commissions were paid in the transaction.

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

DESERT MINING, INC.

Date: November 9, 2005

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: November 9, 2005

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

18