Form 10KSB
period 2005-12-31
DESERT MINING INC
filed 2006-04-03
CIK 1129916

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________

Commission file number 0-32123

DESERT MINING, INC.

(Name of small business issuer in its charter)

Nevada	87-0664962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4328 Hwy. 66, Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (970) 535-6213

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $238,330

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s common stock held by non-affiliates at March 27, 2006 is deemed to be $5,761,323.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   At March 27, 2006 there were 13,572,647 shares of common stock of the registrant outstanding, par value $.001.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

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

Item 2.

Description of Property.

We have acquired oil and gas leases to 30,214 net acres of land consisting of 19,559 acres from the state of Wyoming and 9,348 acres from the BLM and 1,306 net acres from individuals.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions.  We pay $2,375 per month.   We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Item 3.

Legal Proceedings.

Subsequent to the date of this report, on January 6, 2006, a complaint was filed against Desert Mining, Inc. in the Ninth Judicial District court of Wyoming by JMG Exploration, Inc. and JED Oil, Inc., file number 2006-6809.  The complaint alleges breach of contract by Desert Mining, Inc. regarding State of Wyoming lease number 04-00524.  The Plaintiffs are claiming specific performance or refund of $2,310,000.  On February 21, 2006 Desert Mining filed a counter claim for rescission.  While the outcome cannot be stated for certain, Desert Mining will vigorously defend this action.  Should the courts rule against us, this may have a material negative effect on the Company.

Our subsidiary, 44 Mag, Inc., has been named in Civil Action No. 25781 filed in Campbell County, Wyoming.  44 Mag, Inc. was named in the action because it has an overriding royalty interest in the disputed mineral lease.  The Company cannot predict the outcome of the litigation.  However, due to the minute size of our investment, management feels there will be no material affect on the Company regardless of the outcome.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".  As of March 28, 2006, we had 77 shareholders holding 13,572,647 shares of common stock.  Of the issued and outstanding common stock, 6,650,000 are free trading, the balance are restricted stock as that term is used in Rule 144

	CLOSING BID		CLOSING ASK

2004	High	Low	High	Low

First Quarter	3.15	1.60	3.24	1.90
Second Quarter	2.30	1.15	2.85	1.30
Third Quarter	1.60	0.70	1.75	0.95
Fourth Quarter	2.10	1.10	2.30	1.28

2005	High	Low	High Low

First Quarter	1.35	1.01	1.50	1.05
Second Quarter	1.10	0.65	1.30	0.95
Third Quarter	1.20	0.60	1.35	0.95
Fourth Quarter	1.80	1.05	2.00	1.20

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2005 and 2004

Desert had revenue of $238,330 and $-0- for the years ended December 31, 2005 and 2004 respectively.  Expenses for the year ending December 31, 2005 were $1,126,628 consisting of dry hole costs, lease rentals, depreciation and amortization and administrative expenses in the amount of $1,191,523 plus interest expense of $44,625.  This resulted in a net loss for the year of $1,126,628.  For the year ending December 31, 2004, we had expenses of $860,082 consisting of lease rentals, depreciation and amortization and administrative expenses in the amount of $700,707 and other expenses of goodwill, loss of LLC and interest expense of $159,375, resulting in a loss of $860,082.

The significant increase in expenses for the year ended December 31, 2005 are attributed to depreciation and amortization, annual lease rentals and dry hole costs.  Depreciation and amortization increased by 401% while annual lease rentals increased 562% over the prior year.  There were no dry hole costs in prior years.  There was also a 17% increase in administrative costs.

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

Liquidity and Capital Resources

Total assets at December 31, 2005 were $1,891,754 and consisted of $34,799 in cash and accounts receivable, $54,700 in furniture and equipment (net of depreciation), $26,781 in deposits and $1,775,474 in oil and gas leases (net of amortization).  During the year we issued 1,174,647 shares of restricted common stock for gross proceeds of $637,731.  Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and Management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing and reallocation of certain assets which will enable the Company to be successful in its efforts.

Item 7.

Financial Statements.

The financial statements of the Company appear at Page F-1.

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2005.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of

the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Peter K. Nelson	62	President, Secretary, Treasurer, CFO and Director	June 2003

Randall B. Anderson	55	Chief Executive Officer and Director	Nov. 2004

Gabriel Holt	29	Director	July 2003

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

Compliance with Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. Based on the copies of filings received by the Company during the most recent fiscal year the directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company registered pursuant to Section 12 of the Exchange Act have filed on a timely basis all required Forms 3, 4, and 5 and any amendments thereto.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year Ended	Annual Compensation			Long Term Compensation			All Other Compen- sation ($)
					Awards		Payouts
		Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)

Peter K. Nelson, President, Secretary, Treasurer, Chief Financial Officer, Director	12/31/05 12/31/04 12/31/03	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- $18,000	-0- -0- -0-	-0- -0- -0-	$60,000 $60,000 -0-

Randall B. Anderson, Chief Executive Officer, Director	12/31/05 12/31/04	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$90,000 $30,000

Gabriel Holt, Oil Field Operations Manager, Director	12/31/05 12/31/04 12/31/03	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- $3,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

Mr. Nelson and Mr. Anderson received compensation in the form of consulting fees for 2005 and 2004.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

   Matters.

The following table sets forth as of March 28, 2006, the number and percentage of the 13,572,647 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage

Peter K. Nelson 4328 Highway 66, Longmont, CO 80504	1,200,000	8.84%

Randall B. Anderson 4328 Highway 66 Longmont, CO 80504	500,000	3.68%

Gabriel Holt 4328 Highway 66 Longmont, CO 80504	200,000	1.47%

Ted Cooper 152 Twin Oaks Road Los Gatos, CA 85032	1,118,000	8.23%

All Officers and Directors as a Group (3 people)	1,900,000	14%

Item 12. Certain Relationships and Related Transactions.

The Company owes Randall Anderson $7,500 for consulting fees plus $417.08 in expenses at December 31, 2005.  Additionally the Company owes Peter Nelson $5,000 for consulting fees at year end.

Item 13.  Exhibits.

Exhibit Number	Title	Location
3(i) 3(ii) 14 31.1 31.2 32.1 32.1

Articles of Incorporation

Bylaws

Code of Ethics**

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Desert Minings’ annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,835 for fiscal year ended 2004 and $9,495 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Minings’ financial statements that are not reported above were $-0- for fiscal years ended 2004 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $450 for fiscal year ended 2005 and consisted of tax compliance services and $450 for fiscal year ended 2004 and consisted of tax compliance services.

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

Date: March 30, 2006

By: /s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: March 30, 2006

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2006

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: March 30, 2006

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: March 30, 2006

By: /s/ Gabriel Holt

Gabriel Holt

Director

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

Board of Directors

Desert  Mining, Inc. and Subsidiary

Salt Lake City, Utah

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance  sheet of Desert Mining, Inc. and subsidiary  (exploration stage company) at December 31, 2005  and the related consolidated statement of operations, stockholders' equity, and cash flows for the  years ended December 31, 2005 and 2004 and the period June 6, 1979 (date of inception)  to December 31, 2005.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Desert Mining, Inc. and subsidiary at December 31, 2005 and the results of  operations, and  cash flows for the  years ended December 31, 2005 and 2004 and the period June 6, 1979  to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt which  raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                   /s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah,

March 27, 2006

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2005

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$29,799
Accounts receiveable	5,000
Total Current Assets	34,799

FURNITURE & EQUIPMENT - net of depreciation	54,700

OTHER ASSETS

Oil & gas leases - net of amortization	1,775,474
Deposits	26,781
1,802,255

$1,891,754

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note and accrued interest payable	$804,000
Accounts payable - related parties	12,917
Accounts payable	7,435
Total Current Liabilities	824,352

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized at $0.001 par value
13,572,647 shares issued and outstanding	13,573
Capital in excess of par value	3,289,482
Deficit accumulated during the exploration stage	(2,235,653)
Total Stockholders' Equity	1,067,402

$1,891,754

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2005	2004	Dec 31, 2005

REVENUES	$228,330	$-	$228,330

COST OF SALES	118,810	-	118,810

Gross Profit	109,520	-	109,520

EXPENSES

Exploration	24,714	-	24,714
Annual lease payments	40,128	7,140	47,268
Depreciation and amortization	447,264	111,648	560,486
Administrative	679,417	581,919	1,508,705
	1,191,523	700,707	2,141,173

NET LOSS FROM OPERATIONS	(1,082,003)	(700,707)	(2,031,653)

OTHER EXPENSES

Good will expensed	-	(100,000)	(100,000)
Loss of LLC	-	(50,000)	(50,000)
Interest expense	(44,625)	(9,375)	(54,000)

NET LOSS	$(1,126,628)	$(860,082)	$(2,235,653)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.09)	$(0.09)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	13,123	9,680
Diluted	13,623	10,180

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 6, 1979 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash
at $0.0025 - 1988	3,400,000	3,400	5,100	-
Net operating loss for the year ended
December 31, 1988	-	-	-	(8,500)
Issuance of common stock for cash
at $0.0025 - 1989	1,250,000	1,250	1,875	-
Net operating loss for the year ended
December 31, 1989	-	-	-	(3,125)
Issuance of common stock for cash
at $0.0025 - related parties -
November 28, 2000	3,200,000	3,200	4,800	-
Contributions to capital - expenses	-	-	373	-
Net operating loss for the year ended
December 31, 2000	-	-	-	(9,324)
Contributions to capital - expenses	-	-	4,234	-
Net operating loss for the year ended
December 31, 2001	-	-	-	(3,284)
Contributions to capital - expenses	-	-	3,405	-
Net operating loss for the year ended
December 31, 2002	-	-	-	(3,405)
Contributions to capital - expenses	-	-	2,457	-
Common stock returned and cancelled
June 25, 2003	(1,594,000)	(1,594)	1,594	-
Issuance of common stock for services
at $0.015 - June 26, 2003	1,844,000	1,844	25,816	-
Issuance of common stock for cash at $1.20 -
net of issuance costs - Jun - Aug 2003	618,000	618	685,952	-
Issuance of common stock for cash at $1.20 -
December 31, 2003	310,000	310	371,690	-
Net operating loss for the year ended
December 31, 2003	-	-	-	(221,305)

Balance Decebmer 31, 2003	9,028,000	9,028	1,107,296	(248,943)

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash
at $1.45 - March 2004	220,000	220	318,780	-
Issuance of common stock for cash
at $1.43 - April 2004	650,000	650	929,350	-
Issuance of common stock for all
stock of 44 Mag Production, Inc.	2,500,000	2,500	297,500	-
Net operating loss for the year
ended December 31, 2004	-	-	-	(860,082)

Balance December 31, 2004	12,398,000	12,398	2,652,926	(1,109,025)

Issuance of common stock for cash
at $1.00 - January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
- March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt - June 2005	99,124	99	88,472	-
Issuance of common stock for expenses
at $0.75 - August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt - October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 - November 2005	200,000	200	199,800	-
Net operating loss for the year
ended December 31, 2005	-	-	-	(1,126,628)

Balance December 31, 2005	13,572,647	$13,573	$3,289,462	$(2,235,653)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

			Jun 6,
			1978 to
	Dec 31,	Dec 31,	Dec 31,
	2005	2004	2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(1,126,628)	$(860,082)	$(2,235,653)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed-	100,000	100,000
Loss of LLC-	50,000	50,000
Depreciation and amortization	447,264	111,648	560,486
Changes in accounts receiveable	1,497	(6,497)	(5,000)
Changes in deposits	(24,250)	(2,531)	(26,781)
Changes in notes and accounts payable	133,109	39,379	176,984
Contributions to capital - expenses-- 10,469
Issuance of capital stock for expenses	125,100	-	152,761
Net Decrease in Cash From Operations	(443,908)	(568,083)	(1,216,734)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(22,269)	(57,465)	(82,320)
Net purchase and sale of oil and gas leases	73,310	(1,698,630)	(2,108,341)
Purchase of interest in LLC-- (50,000)
	51,041	(1,756,095)	(2,240,661)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable-	750,000	750,000
Proceeds from issuance of common stock	410,000	1,320,000	2,737,194

Net Increase in Cash	17,133	(254,178)	29,799
Cash at beginning of Period	12,666	266,844	-
Cash at End of Period	$29,799.00	$12,666.00	$29,799.00

NON CASH FLOWS FROM OPERATING ACTIVITIES
Contributions to capital - expenses - 2000 - 2003$ 10,469
Issuance of 2,490,801 common shares for services - 2003 - 2005			152,761

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

December 31, 2005

___________________________________________________________________________________

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

Accounting_Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend_Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income_Taxes

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

On December 31, 2005, the Company had a net operating loss available for carry forward of $2,200,265. The tax benefit of approximately $660,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations.  The net operating loss will expire starting in 2005 through 2026.

Financial_and_Concentrations_Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT (Continued)

December 31, 2005

______________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic_and_Diluted_Net_Income_(Loss)_Per_Share

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

Statement_of_Cash_Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Revenue_Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising_and_Market_Development

The company expenses advertising and market development costs as incurred.

Estimates_and_Assumptions

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

Financial_Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT (Continued)

December 31, 2005

______________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Principles_of_Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary from its inception.  All significant intercompany accounts and balances have been eliminated in consolidation.

Recent_Accounting_Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  OIL & GAS LEASES

During 2003, 2004 and 2005 the Company purchased 32,628 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,378 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  The Company intends to move ahead with additional development in the second quarter of 2006.  Expenditures for additional well permits and related work are included in the work in progress category at year end.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.   In 2005 the Company drilled the Frank State 15-36 which was subsequently plugged and abandoned.  These costs were expensed in 2005.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT (Continued)

December 31, 2005

______________________________________________________________________________

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On December 31, 2005 $54,000 interest payable was accrued.

5.  CAPITAL STOCK

During 2005 the Company issued 410,000 common shares in a private placement for $410,000, 646,801 common shares for services of $125,000 and 117,846 common shares for payment of debt of $102,631.

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

	Book Value	Fair Value

Cash	$76,275	$76,275
Oil & gas leases	29,386	127,386
Accounts payable	(3,661)	(3,661)
Total	102,000	200,000

                                                                  .

The fair value of the leases over the book value is being amortized over three years.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT (Continued)

December 31, 2005

______________________________________________________________________________

6.  INVESTMENT IN LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts L.L.C. for $50,000. Roustabouts L.L.C. is in the business of the maintenance of oil field equipment.  During the first quarter 2004 the interest in Roustabouts L.L.C. was considered to be of no value and has been expensed.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 22 % of the common capital stock issued and have accounts payable due them of $12,917.

8.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expires September 30, 2006.  The lease also includes two one year extension options.

9.  GOING CONCERN

On the balance sheet date the Company did not have sufficient working capital to service its debt and for its planned activity for the coming year.  Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through seeking additional equity funding, and long term financing,  which will enable the Company to be successful in its efforts.