Form 10QSB
period 2006-05-09
DESERT MINING INC
filed 2006-05-09
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response . . . . 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

                                Commission file number 0-32123

DESERT MINING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0664962
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4328 Hwy. 66, Longmont, CO 80504
(Address of principal executive offices)

(970) 535-6213
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).   Yes ⁪   No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 4, 2006, there were 13,572,647 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No ☒

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB
DESERT MINING, INC.

INDEX
		Page
PART I.	Financial Information

	Item 1. Unaudited Financial Statements	3

	Balance Sheets March 31, 2006	4

	Statements of Operations for the Three Months ended March 31, 2006 and 2005 and for the Period June 6, 1979 (Date of Inception) to March 31, 2006.	5

	Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005 and for the Period June 6, 1979 (Date of Inception) to March 31, 2006.	6

	Notes to Financial Statements	7

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3. Controls and Procedures	12

PART II.	Other Information	13

	Item 1. Legal Proceedings	13

	Item 6. Exhibits and Reports on Form 8-K	13

	Signatures	14

(Inapplicable items have been omitted)

PART I

Financial Information

ITEM 1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. (a development stage company) at March 31, 2006 and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2006 and 2005 and the period June 6, 1979 to March 31, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS - unaudited
March 31, 2006

ASSETS
CURRENT ASSETS

Cash	$27,966
Account receivable	1,700,000
Total Current Assets	1,727,966

FURNITURE & EQUIPMENT - net of depreciation	48,406

OTHER ASSETS

Oil & gas leases - net of amortization	977,950
Deposits	19,656
997,606
$2,773,978

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note and accrued interest payable	$815,096
Accounts payable - related parties	25,654
Accounts payable	7,275
Total Current Liabilities	848,025

STOCKHOLDERS' EQUITY
Common stock
100,000,000 shares authorized, at $0.001 par value;
13,572,647 shares issued and outstanding	13,573
Capital in excess of par value	3,289,482
Deficit accumulated during the exploration stage	(1,377,102)
Total Stockholders' Equity	1,925,953
$2,773,978

The accompanying notes are an integral part of these financial statements

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three Months Ended March 31, 2006 and 2005 and the
Period June 6, 1979 (Date of Inception) to March 31, 2006

	Mar 31,	Mar 31,	Jun 6, 1979 to
	2006	2005	Mar 31, 2006
REVENUES	$1,804,239	$-	$2,032,569

COST OF SALES	712,412	-	831,222

Gross Profit	1,091,827	-	1,201,347

EXPENSES

Exploration	-	-	24,714
Annual lease payments	5,800	10,838	53,068
Depreciation and amortization	94,521	114,710	655,007
Administrative	121,859	220,999	1,630,564
	222,180	346,547	2,363,353

NET PROFIT (LOSS) FROM OPERATIONS	869,647	(346,547)	(1,162,006))
OTHER EXPENSES

Good will expensed	-	-	(100,000)
Loss of LLC	-	-	(50,000)
Interest expense	(11,096)	(10,721)	(65,096)

NET PROFIT (LOSS)	$858,551	$(357,268)	$(1,377,102)

NET LOSS PER COMMON SHARE

Basic and diluted	$.06	$(.03)	-

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	13,573	12,548	-
Diluted	14,073	13,048	-

The accompanying notes are an integral part of these financial statements

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Three Months Ended March 31, 2006 and 2005 and the
Period June 6, 1979 (Date of Inception) to March 31, 2006

	Mar 31,	Mar 31,	Jun 6, 1979 to
	2006	2005	Mar 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$858,551	$ $ (357,268)	$(1,377,102)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation and amortization	94,521	114,710	655,007
Changes in accounts receivable	(1,695,000)	6,497	(1,700,000)
Changes in deposits	7,125	-	(19,656)
Changes in notes and accounts payable	23,673	13,020	200,657
Contributions to capital - expenses	-	-	10,469
Issuance of capital stock for expenses	-	90,000	152,761
Net Decrease in Cash From Operations	(711,130)	(133,041)	(1,927,864)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of office equipment	-	(9,258)	(82,320)
Net purchase and sale of oil and gas leases	709,297	(56,156)	(1,399,044)
Purchase of interest in LLC	-	-	(50,000)
	709,297	(65,414)	(1,531,364)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	421,982	2,737,194
Net Increase in Cash	(1,833)	223,527	27,966
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$27,966	$236,193	$$27,966

NON CASH FLOWS FROM OPERATING ACTIVITIES
Contributions to capital - expenses - 2000 -2003			$10,469
Issuance of 2,490,801 common shares for services - 2003-2005			152,761

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENT
March 31, 2006

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

On March 31, 2006, the Company had a net operating loss available for carry forward of $1,333,549. The tax benefit of approximately $400,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss will expire starting in 2005 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks.

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share

Basic net incomes (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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
March 31, 2006

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

3. OIL & GAS LEASES

During 2003, 2004 and 2005 the Company, and its subsidiary, purchased 32,388 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM, and 1,378 net acres from private individuals. The terms of the BLM leases are for ten years and require annual payments of $17,177 starting one year after issuance of the leases. The terms of the State of Wyoming leases are for five years with annual payments of $19,799 starting one year after issuance of the leases. The private leases vary from 19 to 52 months and do not require any annual payments. Initial payments for the leases are being amortized over the life of the leases. Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the life of the leases. The required annual payments are expensed as incurred.

During 2004 the Company sold 240 acres of state leases retaining a overriding royalty of 4.34% which reduced the annual payments by $240. During June 2005 the Company sold 2,103 net BLM acres retaining a overriding royalty of 2.5 % which reduced the annual payments by $3,155. In March 2006 the Company sold 640 State acres reducing the annual payments by $640. (see note 6)

The Company intends to drill for oil and natural gas on their leases. Drilling costs will be treated as work in progress until the well has been finished and its commercial potential evaluated. The Company drilled the Smith 3-12 located in Campbell County, Wyoming to test the potential of the Spotted Horse prospect and encountered gas during the drilling process. The Company intends to move ahead with additional development in this prospect in the second quarter of 2006. Expenditures for additional well permits and related work are included in the work in progress category at year end.

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

DESERT MINING, INC. AND SUBSIDIARY
(Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

4. NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%. The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes cash-less exercise provision.

At March 31, 2006, $65,096 interest payable was accrued.

5. CAPITAL STOCK

During 2005 the Company issued 410,000 common shares in a private placement for $410,000, 646,801 common shares for services of $125,100, and 117,846 common shares for payment of debt of $102,631.

The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

On November 16, 2004 Desert Mining, Inc. (parent) acquired of all of the outstanding stock of 44 Mag Production, Inc. (subsidiary) by a stock for stock exchange in which the stockholders of the subsidiary received 2,500,000 common shares of the parent, representing 20% of the outstanding stock of the parent after the acquisition, which was reported as a purchase. On the date of the exchange the fair value of the parent company stock issued was considered to be $300,000 and the fair value of the subsidiary stock received in exchange was $200,000, resulting in good will of $100,000. The Company uses the discounted cash flows approach to value good will and since the subsidiary had no operations the good will was expensed.

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

6. ACCOUNT RECEIVABLE

During March 2006 the Company sold certain of its oil and gas leases for $1,800,000. The terms of the sale included $100,000 down payment and a payment of $1,700,000 which was received during April 2006.

7. RELATED PARTY TRANSACTIONS

Officers-directors and their families and a Company manager have acquired 22% of the common capital stock issued and have accounts payable due them of $25,654.

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

Desert Mining, Inc. was originally incorporated on June 6, 1979 as Holidays of America, Inc. pursuant to the Nevada Business Corporation Act.  Its original Articles of Incorporation provided for authorized capital of 2,500 shares of common stock with at no par value.  Our Company was formed with the stated purpose of conducting any lawful business activity.  However, no business was undertaken until 1988.  In 1988 we raised $11,625 through private sales of its stock, all of which was expended in the evaluation of a joint venture with Controlled Environment Leaching Systems in the development of certain placer mining claims located in Kern County, California.  After review of all reports and subsequent field examinations, it was determined that we did not have the resources to pursue the project and all attempts to engage in business ended in 1990, and we again became dormant.

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

During the quarter ended March 31, 2005 we drilled the Smith 3-12 located in Campbell County, Wyoming. This well was drilled to test the potential of the Spotted Horse prospect and we encountered coal-bed methane gas during the drilling process. Upon funding, we anticipate pursuing the completion program necessary to extract the methane gas. We believe that there is room to drill two additional wells at this site and we anticipate that the drilling will be completed by the end of 2006.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Description of Property

We have 19,799 Federal acres, 11,451 State acres and 1,378 private acres of oil and gas leases. In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions. We pay $2,375 per month. We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended March 31, 2006 and 2005

We had revenue from continuing operations for the three-month period ended September 30, 2006 in the amount of $1,804,239 which came from the sale of our Pinedale lease. Our cost of sales was $712,412 for a gross profit of $1,091,827. We had no revenue for the same period in 2005.

Expenses for the three months ended March 31, 2006 were $222,180 compared to expenses of $346,547 during the comparable period in 2005. During the three months ended March 31, 2006 we had $5,800 in lease payments compared to lease payments of $10,838 for the same period in 2005. Our depreciation and amortization expense was $94,521 for the three months ended March 31, 2006 compared to $114,710 for the same period in 2005. Our administrative expenses were $121,859 for the three months ended March 31, 2006 compared to $220,999 for the same period in 2005. We incurred $11,096 in interest expense in the three months ended March 31, 2006 compared to $10,721 interest expense in the same period in 2005. As a result of the foregoing factors, Desert Mining realized a net profit of $858,551 for the three months ended March 31, 2006 compared to a net loss of $357,268 for the three months ended March 31, 2005.

Cumulative net loss from inception on June 6, 1979 through March 31, 2006 was $1,377,102.

Liquidity and Capital Resources

Total assets at March 31, 2006 were $2,773,978 and consisted of $27,966 in cash, $1,700,000 in account receivable, $48,406 in furniture and equipment (net of depreciation), $19,656 in deposits and $977,950 in oil and gas leases (net of amortization). During the period of this report, we sold our Pinedale lease for a total of $1,800,000 of which we received $100,000 cash and a promissory note for the balance. Subsequent to the date of this report, we received $1,700,000 proceeds from the promissory note. Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At March 31, 2006 we had total current liabilities of $848,025 which consisted of $25,654 in accounts payable to related parties, $7,275 in accounts payable and $815,096 in the form of a note payable and accrued interest.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%. The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At March 31, 2006, $65,096 interest payable was accrued

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

On January 6, 2006, a complaint was filed against Desert Mining, Inc. in the Ninth Judicial District court of Wyoming by JMG Exploration, Inc. and JED Oil, Inc., file number 2006-6809. The complaint alleges breach of contract by Desert Mining, Inc. regarding State of Wyoming lease number 04-00524. The Plaintiffs are claiming specific performance or refund of $2,310,000. On February 21, 2006 Desert Mining filed a counter claim for rescission. As a result of our sale of the Pinedale lease, parties to this litigation agreed to a mutual release of claims and the suits have been dismissed.

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

ITEM 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

None.

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	Title of Document	Location
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906of the Sarbanes-Oxley Act of 2002*	Attached

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: May 8, 2006	/s/ Randall B. Anderson
Randall B. Anderson
Chief Executive Officer

Date: May 8, 2006	/s/ Peter K. Nelson
Peter K. Nelson
Chief Financial Officer