Form 10KSB/A
period 2005-12-31
DESERT MINING INC
filed 2006-07-25
CIK 1129916

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB/A	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $-0-

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2005 and 2004

Desert had revenue of $-0- and $-0- for the years ended December 31, 2005 and 2004 respectively.  In June 2005, we sold a lease for a profit which is included in Other Income for an amount of $109,520.  Expenses for the year ending December 31, 2005 were $1,126,628 consisting of dry hole costs, lease rentals, depreciation and amortization and administrative expenses in the amount of $1,191,523 plus interest expense of $44,625.  This resulted in a net loss for the year of $1,126,628.  For the year ending December 31, 2004, we had expenses of $860,082 consisting of lease rentals, depreciation and amortization and administrative expenses in the amount of $700,707 and other expenses of goodwill, loss of LLC and interest expense of $159,375, resulting in a loss of $860,082.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective.

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
3(i) 3(ii) 4 10.1 14 31.1 31.2 32.1 32.1

Articles of Incorporation

Bylaws

Cooper Warrant

Cooper Promissory Note

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

* * Attached Attached ** Attached Attached Attached Attached

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

Date: July 25, 2006

By: /s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: July 25, 2006

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 25, 2006

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: July 25, 2006

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: July 25, 2006

By: /s/ Gabriel Holt

Gabriel Holt

Director

MADSEN & ASSOCIATES, CPA’s INC.

684 East Vine Street, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah 841047

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Desert Mining, Inc. and Subsidiary

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Desert Mining, Inc. and subsidiary (exploration stage company) at December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ending December 31, 2005 and 2004 and the period June 6, 1979 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. and subsidiary at December 31, 2005 and the results of operations and cash flows for the years ended December 31, 2005 and 2004 and the period June 6, 1979 to December 31, 2005, in conformity with accounting principals generally accepted in the United States of America.

The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have been restated to show reclassification of certain items resulting from previous errors (see Note 10).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital for its planned activity and to service its debt which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2005	2004	Dec 31, 2005

REVENUES	$-	$-	$-

EXPENSES

Exploration	24,714	-	24,714
Annual lease payments	40,128	7,140	47,268
Depreciation and amortization	447,264	111,648	560,486
Goodwill expensed	0	100,000	100,000
Administrative	679,417	581,919	1,508,705
	1,191,523	800,707	2,241,173

NET LOSS FROM OPERATIONS	(1,191,523)	(800,707)	(2,241,173)

OTHER EXPENSES

Gain from sale of oil & gas lease	109,520	0	109,520
Loss of LLC	-	(50,000)	(50,000)
Interest expense	(44,625)	(9,375)	(54,000)

NET LOSS	$(1,126,628)	$(860,082)	$(2,235,653)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.09)	$(0.09)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	13,123	9,680
Diluted	13,623	10,180

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

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

			Jun 6,
			1979 to
	Dec 31,	Dec 31,	Dec 31,
	2005	2004	2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(1,126,628)	$(860,082)	$(2,235,653)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	100,000	100,000
Loss of LLC	-	50,000	50,000
Depreciation and amortization	447,264	111,648	560,486
Changes in accounts receivable	1,497	(6,497)	(5,000)
Changes in deposits	(24,250)	(2,531)	(26,781)
Changes in notes and accounts payable	133,109	39,379	176,984
Contributions to capital - expenses	-	-	10,469
Issuance of capital stock for expenses	125,100	-	152,761
Net Decrease in Cash From Operations	(443,908)	(568,083)	(1,216,734)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(22,269)	(57,465)	(82,320)
Proceeds from sale of oil & gas leases	228,330	-	228,330
Cost of oil & gas leases sold	(118,810)	-	(118,810)
Purchase of oil & gas leases	(36,210)	(1,698,630)	(2,217,861)
Purchase of interest in LLC	-	-	(50,000)
	51,041	(1,756,095)	(2,240,661)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	750,000	750,000
Proceeds from issuance of common stock	410,000	1,320,000	2,737,194

Net Increase in Cash	17,133	(254,178)	29,799
Cash at beginning of Period	12,666	266,844	-
Cash at End of Period	$29,799	$12,666	$29,799

NON CASH FLOWS FROM OPERATING ACTIVITIES
Contributions to capital - expenses - 2000 - 2003			$10,469
Issuance of 2,490,801 common shares for services - 2003 - 2005			152,761

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

December 31, 2005

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

Revenue_Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas.  Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser.  Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease.  Occasionally the Company may sell specific leases and the gain or loss associated with those transactions will be shown separately from the profit or loss from normal ongoing operations.

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

December 31, 2005

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

December 31, 2005

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

December 31, 2005

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

10.  CORRECTION OF ERRORS

The Consolidated Statement of Cash Flows has been restated to show an expansion of the changes in the oil and gas leases, to show separately the proceeds from the sale, its costs and the purchases.

The Consolidated Statement of Operations has been restated to show a reclassification of the sale of oil and gas leases from operations to other income and expense and a reclassification of the good will expensed under other income expenses to expenses from operations.