Form 10QSB
period 2006-06-30
DESERT MINING INC
filed 2006-08-08
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).  Yes ☐     No ☒

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

As of August 7, 2006, there were 14,082,647 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets June 30, 2006

Consolidated Statement of Operations for the Three and Six Months ended June 30, 2006 and 2005 and for the Period June 6, 1979 (Date of Inception) to June 30, 2006 (unaudited).

Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2006 and 2005 and for the Period June 6, 1979 (Date of Inception) to June 30, 2006 (unaudited).

Statement of Changes in Stockholder’s Equity for the Period

January 1, 2005 to June 30, 2006

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8 13 15
PART II.	Other Information Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	15 15 15 15
	Signatures	16

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. at June 30, 2006 and the related statements of operations, and the statements of cash flows, for the three and six months ended June, 2006 and 2005 and the period June 6, 1979 to June 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

June 30, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$ 701,902
Accounts receivable	21,122
Total Current Assets	723,024

FURNITURE & EQUIPMENT - net of depreciation	43,261

OTHER ASSETS

Oil & gas leases - unproven	865,388
Oil & gas leases - proven	704,150
Deposits	113,976
1,683,514

$ 2,449,799

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note and accrued interest payable	$ 761,219
Accounts payable	19,464
Total Current Liabilities	780,683

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized at $0.001 par value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	3,392,972
Deficit accumulated during the exploration stage	(1,737,939)
Total Stockholders' Equity	1,669,116

$ 2,449,799

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2006 and 2005

=========================================================================

	Three Months		Six Months
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

REVENUES - natural gas	$ 21,122	$ -	$ 21,122	$ -

EXPENSES

Exploration	-	21,832	-	21,832
Annual lease payments	13,077	3,345	18,877	14,183
Depreciation and amortization	58,962	110,451	153,483	225,161
Administrative	298,701	149,277	416,321	370,276
	370,740	284,905	588,681	631,452

NET LOSS FROM OPERATIONS	(349,618)	(284,905)	(567,559)	(631,452)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	91,190	1,087,588	91,190
Interest expense	(11,219)	(11,219)	(22,315)	(21,940)

NET PROFIT (LOSS)	$ (360,837)	$ (204,934)	$ 497,714	$ (562,202)

NET PROFIT (LOSS) PER COMMON SHARE

Basic and diluted	($0.03)	($0.02)	$0.04	($0.04)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	13,828	13,208	13,658	12,808
Diluted	14,328	13,708	14,158	13,300

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Six Months Ended June 30, 2006 and 2005

=========================================================================

	June 30	June 30
	2006	2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$ 497,714	$ (562,202)
Adjustments to reconcile net profit (loss) to
net cash provided by operating
activities
Depreciation and amortization	153,483	225,161
Changes in accounts receivable	(16,122)	6,497
Changes in deposits	(87,195)	(28,500)
Changes in accounts payable	(43,669)	302,567
Issuance of capital stock for services	54,000	90,000
Net Decrease in Cash From Operations	558,211	33,523

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(1,120)	(8,591)
Proceeds from sale of oil & gas leases	1,800,000	-
Cost of oil & gas leases sold	(712,412)	-
Acquisition and exploration of oil & gas leases	(972,576)	(46,923)
	113,892	(55,514)

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	210,000

Net Increase in Cash	672,103	188,009
Cash at beginning of Period	29,799	12,666
Cash at End of Period	$ 701,902	$ 200,675

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 2,490,801 common shares for services - 2003 - 2005		152,761
Issuance of 360,000 common shares for services - 2006		54,000

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period January 1, 2005 to June 30, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2005	12,398,000	12,398	2,652,926	(1,109,025)

Issuance of common stock for cash
at $1.00 - January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
- March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt - June 2005	99,124	99	88,472	-
Issuance of common stock for expenses
at $0.75 - August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt - October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 - November 2005	200,000	200	199,800	-
Net operating loss for the year
ended December 31, 2005	-	-	-	(1,126,628)

Balance December 31, 2005	13,572,647	$ 13,573	$ 3,289,462	$(2,235,653)

Issuance of common stock for
oil & gas wells @ $0.33 - May 2006	150,000	150	49,850
Issuance of common stock for
services @ $0.15 - June 2006	360,000	360	53,640
Net operating profit for the six
months ended June 30, 2006	-	-	-	497,714

Balance June 30, 2006	14,082,647	$ 14,083	$ 3,392,952	$(1,737,939)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

June 30, 2006

___________________________________________________________________________________

1.

ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on June 6, 1979 with the name Holidays of America, Inc. with authorized common stock of 2,500 shares at no par value.  On November 28, 2000 the name was changed to Desert Mining, Inc. and the authorized common stock was increased to 100,000,000 shares with a par value of $0.001.

The Company is in the business of acquisition, exploration and operation of oil and gas leases.

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

On June 30, 2006, the Company had a net operating loss available for carry forward of $1,586,227. The income tax benefit of approximately $476,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since it is unlikely that all or a portion of it will be realized.  The net operating loss will expire starting in 2005 through 2027.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent_Accounting_Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  OIL & GAS LEASES

During 2003, 2004, 2005 and 2006 the Company purchased 32,668 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,418 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing annual payments by $640.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  In 2005, the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  In the second quarter of 2006 the company acquired two additional wells in this prospect and began installing gas gathering and water handling facilities.  Subsequent to the quarter end the wells were connected to a sales line and turned to production.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.   In 2005 the Company drilled the Frank State 15-36 which was subsequently plugged and abandoned.  These costs were expensed in 2005.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On June 30, 2006 $11,219 interest payable was accrued.

5.  CAPITAL STOCK

During 2005 the Company issued 410,000 common shares in a private placement for $410,000, 646,801 common shares for services of $125,000 and 117,846 common shares for payment of debt of $102,631.

During 2006 the company issued 150,000 common shares for the purchase of oil and gas wells for $50,000 and 360,000 common shares for services for $54,000. Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors, this is consistent with the number of shares issued to our other independent Director; 100,000 were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project; and 60,000 were issued to Toni D. Soliday, Office Manager.

The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

On November 16, 2004   Desert Mining, Inc. (parent) acquired of all of the outstanding stock of 44 Mag Production, Inc. (subsidiary) by a stock for stock exchange in which the stockholders of   the subsidiary received 2,500,000 common shares of the parent, representing 20% of the outstanding stock of the parent after the acquisition, which was reported as a purchase.  On the date of the exchange the fair value of the parent company stock issued was considered to be $300,000 and the fair value of the subsidiary stock received in exchange was $200,000, resulting in good will of $100,000. The Company uses the discounted cash flows approach to value good will and since the subsidiary had no operations the good will has been expensed.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

6.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 23% of the common capital stock issued.

The Company acquired two gas wells from a related party at the predecessor cost by the issuance of 150,000 common shares of the Company stock and cash of $150,000.

GDH Roustabouts, a company owned by Gabriel D. Holt, a Director of the Company performed general labor and roustabout services on the Spotted horse project.

7.  CONTINUING LIABILITIES

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

Our Business

Desert Mining is engaged in exploring for, developing, producing and selling crude oil and natural gas.  We are actively engaged in developing our current lease inventory and are evaluating potential acquisitions.

In 2005, we drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and we encountered gas during the drilling process.  In the second quarter of 2006, the Company acquired two additional wells in this prospect and began installing gas gathering and water handling facilities.  Subsequent to the quarter end, the wells were connected to a sales line and turned to production.  Two additional wells have been permitted in the same section as the initial wells and the Company expects to begin drilling them soon.  Up to 14 additional wells may be developed on Federal acreage controlled by the Company.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Description of Property.

We have 19,799 Federal acres, 11,451 State acres and 1,418 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease which expires September 30, 2006 with an option of two one year extensions.  We pay $2,375 per month.   We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended June 30, 2006 and 2005

We had revenue from continuing operations for the three-month period ended June 30, 2006 in the amount of $21,122 which came from the sale natural gas. Our expenses included $13,077 for lease payments, $58,962 in depreciation and amortization and $298,701 in administrative costs.  We realized a net loss from operations of $349,618 for the three month period ended June 30, 2006.  Other expenses for the same period included $11,219 in interest expense for a net loss of $360,837 for the three month period ended June 30, 2006.  For the same period in 2005, we had no revenue and expenses of $284,905 consisting of $21,832 in exploration costs, $3,345 in lease payments, $110,451 in depreciation and amortization and $149,277 in administration costs for a net loss from operations of $284,905.  We realized a gain on sale from oil and gas leas of $91,190 and interest expense of $11,219 for the three month period ended June 30, 2005 for a net loss of $204,934.

Six Month Periods Ended June 30, 2006 and 2005

Our revenue for the six month period ended June 30, 2006 was $21,122 which came from the sale of natural gas.  Expenses totaled $588,681 and consisted of $18,877 in annual lease payments, $153,483 in depreciation and amortization and $416,321 in administrative costs.  Net loss from operations was $567,559.  Other expenses included $1,087,588 gain from sale of oil and gas lease and interest expense of $22,315, resulting in a net profit of $497,714 for the six month period ended June 30, 2006.  For the same period in 2005, we had no revenue and total expenses of $631,452 which consisted of $21,832 in exploration costs, $14,183 in annual lease payments, $225,161 in depreciation and amortization and $370,276 in administrative costs.  We realized $91,190 in gain from sale of oil and gas lease and interest expense of $21,940, resulting in a net loss of $562,202 for the six month period ended June 30, 2005.

Liquidity and Capital Resources

Total assets at June 30, 2006 were $2,449,799 and consisted of $701,902 in cash,  $21,122 in accounts receivable, $43,261 in furniture and equipment (net of depreciation), oil and gas leases – unproven of $865,388, oil and gas leases – proven of $704,150 and deposits of $113,976.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At June 30, 2006 we had total current liabilities of $780,683 which consisted of $91,464 in accounts payable and $761,219 in the form of a note payable and accrued interest.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 (subsequently extended)  including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At June 30, 2006, $11,219 interest payable was accrued.

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

Legal Proceedings.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

During the three months ended June 30, 2006, we issued 150,000 shares of restricted common stock at $0.33 per share for purchase of oil and gas wells and 360,000 shares of restricted common stock at $0.15 per share for services.

Shares of our common stock issued for services were as follows:

Craig E. Gunter

200,000 shares for consideration as serving on our Board of Directors (consistent with the number of shares issued to our other independent Director)

Gabriel D. Holt

100,000 shares for consideration as serving as Project Manager for the Spotted Horse project

Toni D. Soliday

60,000 shares for consideration as serving as Office Manager

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

Date: August 8, 2006

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: August 8, 2006

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer