Form 10QSB
period 2006-09-30
DESERT MINING INC
filed 2006-10-19
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of October 17, 2006, there were 14,082,647 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets September 30, 2006

Consolidated Statement of Operations for the Three and Nine Months

ended Sept. 30, 2006 and 2005 and for the Period June 6, 1979 (Date of

Inception) to Sept. 30, 2006 (unaudited).

Consolidated Statement of Cash Flows for the Three and Nine Months

Ended Sept. 30, 2006 and 2005 and for the Period June 6, 1979 (Date of

Inception) to Sept. 30, 2006 (unaudited).

Statement of Changes in Stockholder’s Equity for the Period

January 1, 2005 to Sept. 30, 2006

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8 13 15
PART II.	Other Information Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	15 15 15
	Signatures	16

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. at Sept. 30, 2006 and the related statements of operations, and the statements of cash flows, for the three and nine months ended Sept. 2006 and 2005 and the period June 6, 1979 to Sept. 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended Sept. 30, 2006, are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

September30, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$ 176,814
Accounts receivable	76,761
Total Current Assets	253,575

FURNITURE & EQUIPMENT - net of depreciation	30,694

OTHER ASSETS

Oil & gas leases - unproven	810,839
Oil & gas leases - proven	1,041,562
Deposits	87,531
1,939,932

$ 2,224,201

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Note and accrued interest payable	$ 772,562
Accounts payable	7,763
Total Current Liabilities	780,325

STOCKHOLDERS' EQUITY

Common stock
100,000,000 shares authorized at $0.001 par value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	3,392,972
Deficit accumulated during the exploration stage	(1,963,179)
Total Stockholders' Equity	1,443,876

$ 2,224,201

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2006 and 2005

=========================================================================

	Three Months		Nine Months
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005

REVENUES - natural gas	$ 39,139	$ -	$ 60,261	$ -

EXPENSES

Exploration	-	115	-	21,947
Annual lease payments	8,600	21,325	27,477	35,508
Depreciation and amortization	74,945	94,791	228,428	319,952
Administrative	169,492	180,228	585,812	550,504
	253,037	296,459	841,717	927,911

NET LOSS FROM OPERATIONS	(213,898)	(296,459)	(781,456)	(927,911)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	-	1,087,588	91,190
Interest expense	(11,343)	(11,343)	(33,658)	(33,283)

NET PROFIT (LOSS)	$ (225,241)	$ (307,802)	$ 272,474	$ (870,004)

NET PROFIT (LOSS) PER COMMON SHARE

Basic and diluted	($0.02)	($0.02)	$0.02	($0.07)

AVERAGE OUTSTANDING SHARES - (stated in 1,000's)

Basic	13,828	13,323	13,658	13,315
Diluted	14,328	13,823	14,158	13,815

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended September 30, 2006 and 2005

=========================================================================

	Sept 30	Sept 30
	2006	2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net profit (loss)	$ 272,474	$ (870,004)
Adjustments to reconcile net profit (loss) to
net cash provided by operating
activities
Depreciation and amortization	228,428	319,952
Changes in accounts receivable	(55,639)	6,497
Changes in deposits	26,445	(21,375)
Changes in accounts payable	(359)	151,877
Issuance of capital stock for services	54,000	125,100
Net Decrease in Cash From Operations	525,349	(287,953)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(1,120)	(20,952)
Proceeds from sale of oil & gas leases	1,800,000	210,000
Cost of oil & gas leases sold	(712,412)	(118,810)
Acquisition and exploration of oil & gas leases	(1,464,802)	(3,677)
	(378,334)	66,561

CASH FLOWS FROM FINANCING
ACTIVITIES

Proceeds from issuance of common stock	-	210,000

Net Increase in Cash	147,015	(11,392)
Cash at beginning of Period	29,799	12,666
Cash at End of Period	$ 176,814	$ 1,274

NON CASH FLOWS FROM OPERATING ACTIVITIES

Issuance of 2,490,801 common shares for services - 2003 - 2005		152,761
Issuance of 360,000 common shares for services - 2006		54,000

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period January 1, 2005 to September 30, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance January 1, 2005	12,398,000	12,398	2,652,926	(1,109,025)

Issuance of common stock for cash
at $1.00 - January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
- March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt - June 2005	99,124	99	88,472	-
Issuance of common stock for expenses
at $0.75 - August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt - October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 - November 2005	200,000	200	199,800	-
Net operating loss for the year
ended December 31, 2005	-	-	-	(1,126,628)

Balance December 31, 2005	13,572,647	$ 13,573	$ 3,289,462	$(2,235,653)

Issuance of common stock for
oil & gas wells @ $0.33 - May 2006	150,000	150	49,850
Issuance of common stock for
services @ $0.15 - June 2006	360,000	360	53,640
Net operating profit for the nine
months ended September 30, 2006	-	-	-	272,474

Balance September 30, 2006	14,082,647	$ 14,083	$ 3,392,952	$(1,963,179)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

September 30, 2006

============================================================================

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

On September 30, 2006, the Company had a net operating loss available for carry forward of $1,360,986. The income tax benefit of approximately $408,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since it is unlikely that all or a portion of it will be realized.  The net operating loss will expire starting in 2005 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks of high quality.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

============================================================================

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

============================================================================

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  OIL & GAS LEASES

During 2003 through 2006 the Company purchased 32,668 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,418 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases which approximates their decline in value.  Additional expenditures such as landman, geological and geophysical services to validate the leases are also capitalized and amortized over the remaining life of the leases.  The required yearly payments to maintain the leases in good standing are expensed as paid.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing annual payments by $640.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  In 2005, the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  In the second quarter of 2006 the company acquired two additional wells in this prospect and began installing gas gathering and water handling facilities.  In the third quarter the wells were connected to a sales line and turned to production.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

============================================================================

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.

On September 30, 2006 $22,562 interest payable was accrued.

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

	Book Value	Fair Value

Cash	$76,275	$76,275
Oil & gas leases	29,386	127,386
Accounts payable	(3,661)	(3,661)
Total	$102,000	$200,000

The fair value of the leases over the book value is being amortized over three years.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

============================================================================

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

7.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and the Company has exercised the first year option.

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

In 2005 we drilled the Smith 3-12 located in Campbell County Wyoming. The well was drilled to test the potential of the Spotted Horse prospect and we encountered gas during the drilling process. In the second quarter of 2006, the Company acquired two additional wells in the prospect and began installing gas gathering and water handling facilities. The facilities were completed in July and we achieved our first production on July 31. From that date through October 15 we have averaged 216 mcf per day in sales. This is significant because most coal bed methane wells do not produce any gas until there has been an extensive dewatering period. Our wells are producing without the benefit of any dewatering. We have applied for a water disposal well for the project and expect to receive approval shortly. We have contracted with Powder River Energy Corporation to provide electricity for the pumps to remove water from our wells. They are scheduled to complete the installation shortly. We have permits in place for two additional wells in the project and expect to start drilling once the injection well is approved and electricity is in place. We have contracted Baker Energy from Sheridan Wyoming to prepare the Plan of Development for an additional 14 wells on our Federal acreage and expect to have the plan ready for submission by year end. Separately, we have received two approved well permits for our Dripping Rock project and are currently evaluating development alternatives.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Description of Property.

We have 19,799 Federal acres, 11,451 State acres and 1,418 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised the first year option.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended September 30, 2006 and 2005

We had revenue from continuing operations for the three-month period ended Sept. 30, 2006 in the amount of $39,139 which came from the sale natural gas. Our expenses included $8,600 for lease payments, $74,945 in depreciation and amortization and $169,492 in administrative costs.  We realized a net loss from operations of $213,898 for the three month period ended Sept. 30, 2006.  Other expenses for the same period included $11,343 in interest expense for a net loss of $225,241 for the three month period ended Sept. 30, 2006.  For the same period in 2005, we had no revenue and expenses of $296,459 consisting of $115 in exploration costs, $21,325 in lease payments, $94,791 in depreciation and amortization and $180,228 in administration costs for a net loss from operations of $296,459.  We had interest expense of $11,343 for the three month period ended Sept. 30, 2005 for a net loss of $307,802.

Nine Month Periods Ended September 30, 2006 and 2005

Our revenue for the nine month period ended Sept. 30, 2006 was $60,261 which came from the sale of natural gas.  Expenses totaled $841,717 and consisted of $27,477 in annual lease payments, $228,428 in depreciation and amortization and $585,812 in administrative costs.  Net loss from operations was $781.456.  Other expenses included $1,087,588 gain from sale of oil and gas lease and interest expense of $33,658, resulting in a net profit of $272,474 for the nine month period ended Sept. 30, 2006.  For the same period in 2005, we had no revenue and total expenses of $927,911 which consisted of $21,947 in exploration costs, $35,508 in annual lease payments, $319,952 in depreciation and amortization and $550,504 in administrative costs.  We realized $91,190 in gain from sale of oil and gas lease and interest expense of $33,283, resulting in a net loss of $870,004 for the nine month period ended Sept. 30, 2005.

Liquidity and Capital Resources

Total assets at Sept. 30, 2006 were $2,224,201 and consisted of $176,814 in cash,  $76,761 in accounts receivable, $30,694 in furniture and equipment (net of depreciation), oil and gas leases – unproven of $810,839, oil and gas leases – proven of $1,041,562 and deposits of $87,531.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At Sept. 30, 2006 we had total current liabilities of $780,325 which consisted of $7,763 in accounts payable and $772,562 in the form of a note payable and accrued interest.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 (subsequently extended)  including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At Sept. 30, 2006, $22,562 interest payable was accrued.

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

DESERT MINING, INC.

Date: October 18, 2006

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: October 18, 2006

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer