Form 10KSB
period 2006-12-31
DESERT MINING INC
filed 2007-03-29
CIK 1129916

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $114,266

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s common stock held by non-affiliates at March 27, 2007 is deemed to be $3,519,254.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   At March 27, 2007 there were 14,162,647 shares of common stock of the registrant outstanding, par value $.001.

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

Transitional Small Business Disclosure Format (Check one): Yes ☐ ; No ☒

PART I

Item 1.

Description of Business.

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings “Item 1.  Description of Business,” and “Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

In 2005 we drilled the Smith 3-12 located in Campbell County Wyoming. The well was drilled to test the potential of the Spotted Horse prospect and we encountered gas during the drilling process. In the second quarter of 2006, the Company acquired two additional wells in the prospect and began installing gas gathering and water handling facilities. The facilities were completed in July and we achieved our first production on July 31.  From that date through February 28, 2007 we averaged 181 mcf per day in sales.  This is significant because most coal bed methane wells do not produce any gas until there has been an extensive dewatering period.  Our wells are producing without the benefit of any dewatering.  We drilled and completed a water disposal well in the first quarter of 2007 and have just received approval from the Wyoming Department of Environmental Quality to start using it.  We expect to begin injecting produced water into the well on a full time basis in April.  As a result of this dewatering, we expect our sales to increase significantly. We have contracted Baker Energy from Sheridan Wyoming to prepare the Plan of Development for an additional 14 wells on our Federal acreage adjacent to our current wells and expect to have the plan ready for submission in the second quarter of 2007. Separately, we have received two approved well permits for our Dripping Rock project and are currently evaluating development alternatives.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Item 2.

Description of Property.

We have 19,799 Federal acres, 11,451 State acres and 1,484 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised the first year option.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Item 3.

Legal Proceedings.

Our subsidiary, 44 Mag Production, Inc., has been named in Civil Action No. 25781 filed in Campbell County, Wyoming.  44 Mag Production, Inc. was named in the action because it has an overriding royalty interest in the disputed mineral lease.  This suit was settled by the litigants with no impact on 44 Mag Production, Inc.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".  As of March 28, 2007, we had 76 shareholders holding 14,162,647 shares of common stock.  Of the issued and outstanding common stock, 6,962,647 are free trading, the balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK

2006	High	Low	High	Low

First Quarter	1.30	.25	1.85	.50
Second Quarter	.62	.25	1.01	.29
Third Quarter	.70	.18	.83	.20
Fourth Quarter	.55	.20	.80	.32

2005	High	Low	High	Low

First Quarter	1.35	1.01	1.50	1.05
Second Quarter	1.10	.65	1.30	.95
Third Quarter	1.20	.60	1.35	.95
Fourth Quarter	1.80	1.05	2.00	1.20

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2006 and 2005

During the year ended December 31, 2006, we had revenue of $114,265 from natural gas sales with operating costs of $21,287 and Severance & Production Taxes of $13,606 for a gross profit of $79,372.  Our expenses were $1,098,136 consisting of $12,743 in exploration costs, $27,477 in annual lease payments, $251,369 in depreciation, depletion and amortization and $806,547 in administrative expenses.  For the year ended December 31, 2006, we recognized a net loss from operations of $1,018,764.  Other expenses included a gain from sale of oil and gas lease of $1,120,563 and interest expense of $45,123 leaving us with a net income of $56,676.

During the year ended December 31, 2005 we had no revenue and expenses of $1,191,523 for a net loss from operations of $1,191,523.  Other expenses for year ended December 31, 2005 included a gain from sale of oil and gas lease of $109,520 and interest expense of $44,625 leaving us with a net loss of $1,126,628.

Results of Operations for the Years Ended December 31, 2005 and 2004

Desert had revenue of $-0- and $-0- for the years ended December 31, 2005 and 2004 respectively.  In June 2005, we sold a lease for a profit which is included in Other Expense for an amount of $109,520.  Expenses for the year ending December 31, 2005 were $1,126,628 consisting of dry hole costs, lease rentals, depreciation and amortization and administrative expenses in the amount of $1,191,523 plus interest expense of $44,625.  This resulted in a net loss for the year of $1,126,628.  For the year ending December 31, 2004, we had expenses of $860,082 consisting of lease rentals, depreciation and amortization and administrative expenses in the amount of $700,707 and other expenses of goodwill, loss of LLC and interest expense of $159,375, resulting in a loss of $860,082.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 (subsequently extended)  including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At December 31, $45,123 interest payable was accrued.

The significant increase in expenses for the year ended December 31, 2005 are attributed to depreciation and amortization, annual lease rentals and dry hole costs.  Depreciation and amortization increased by 401% while annual lease rentals increased 562% over the prior year.  There were no dry hole costs in prior years.  There was also a 17% increase in administrative costs.

Liquidity and Capital Resources

Total assets at December 31, 2006 were $2,037,317 and consisted of $109,757 in cash and $35,377 accounts receivable, $28,002 in furniture and equipment (net of depreciation), $734,424 in oil and gas leases (undeveloped), $1,042,226 in proved producing properties and $87,531 in deposits.

Our liabilities consisted of $784,028 in a note payable with accrued interest and accounts payable of $25,211 for total liabilities of $809,239.

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At December 31, 2006, $34,028 interest payable was accrued.

During 2003, 2004, 2005 and 2006 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing annual payments by $640 and in December 2006 the Company sold an additional 640 State acres retaining a 3.33% overriding royalty and reducing annual payments by $640.

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

Item 8B.  Other Information

There are no further disclosures. No information was required to be disclosed in a Form 8-K during the fourth quarter 2006.

Subsequent to the date of this report on March 26, 2007, the Company entered into an agreement with Cedar Ridge, LLC whereby Cedar Ridge will acquire a 33.3333% working interest in the Company’s Spotted Horse project.  The parties agreed to an Area of Mutual Interest covering nine townships whereby the parties agree to share any projects on the same terms.  Consideration to be paid by Cedar Ridge is $1,000,000 at close of the transaction and $500,000 to be paid at time of future drilling and development.  An additional $250,000 will be paid to the Company if the parties acquire additional interests.  Closing of the transaction is anticipated to be on or before May 1, 2007 pending completion of due diligence.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of

the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since

Peter K. Nelson	63	President, Secretary, Treasurer, CFO and Director	June 2003

Randall B. Anderson	56	Chief Executive Officer and Director	Nov. 2004

Gabriel Holt	30	Director	July 2003

Craig E. Gunter	72	Director	May 2006

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

Craig E. Gunter is an Energy Executive with significant managerial experience and technical expertise including a strong background in the energy industry with many years developing prospects in the Rocky Mountain states, Kansas and Oklahoma.  From 1980 to 2004, Mr. Gunter was the owner of Gunter Oil Company based in Denver, Colorado where he consulted for multiple independent oil and gas companies on developing prospects.  Since 2004, Mr. Gunter has consulted for Desert Mining, Inc. and is responsible for identifying prospects and evaluating the oil and gas potential from a geological standpoint.  Mr. Gunter holds a Master of Science and Bachelor of Science, both in Geology from the University of Oklahoma.  He is a member of the American Association of Petroleum Geologists and a member of the Society of Exploration Geophysicists.

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

Mr. Gunter, a director of the Company, neglected to file a Form 3, Initial Statement of Beneficial Ownership upon receiving shares in the Company and intends to correct the deficiency immediately.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Peter K. Nelson (1) President, Secretary, Treasurer, CFO, Director	2006 2005 2004	60,000 60,000 60,000	50,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	110,000 60,000 60,000

Randall B. Anderson (2) CEO, Director	2006 2005 2004	90,000 90,000 30,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	90,000 90,000 30,000

Gabriel Holt (3), Field Operations Manager, Director	2006 2005 2004	20,000 -0- -0-	-0- -0- -0-	15,000 -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	35,000 -0- -0-

Craig E. Gunter (4), Exploration Manager, Director	2006	12,000	-0-	30,000	-0-	-0-	-0-	-0-	42,000

(1)  Mr. Nelson received compensation as a consultant to the Company.

(2)  Mr. Anderson received compensation as a consultant to the Company.

(3)  Mr. Holt received $20,000 for field work which was paid to GDH Roustabouts, a company owned and controlled by Mr. Holt.  Mr. Holt also received 100,000 shares of common stock valued at $0.15 per share for his services on the board of directors.

(4)  Mr. Gunter received $12,000 for consulting work for the Company and received 200,000 shares of common stock valued at $0.15 per share for his services on the board of directors.

Compensation Plans

We do not currently have any written compensation plans for any of our employees.  We have not instituted a Bonus Plan, Stock Purchase Plan or Stock Option Plan for our employees or executives.

Compensation of Board Members

Although we do not have a written compensation plan, Board members generally do not receive any remuneration for service on the Board.  However, in May 2006 we issued 200,000 restricted common shares of our stock to Craig E. Gunter and 100,000 restricted common shares to Gabriel Holt as compensation for their services as directors of the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

   Matters.

The following table sets forth as of March 28, 2007, the number and percentage of the 14,162,647 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage

Peter K. Nelson 4328 Highway 66, Longmont, CO 80504	1,200,000	8.47%

Randall B. Anderson 4328 Highway 66 Longmont, CO 80504	500,000	3.53%

Gabriel Holt 4328 Highway 66 Longmont, CO 80504	310,000	2.19%

Craig E. Gunter 4328 Highway 66 Longmont, CO 80504	310,000	2.19%

Ted Cooper 152 Twin Oaks Road Los Gatos, CA 85032	1,118,000	7.89%

All Officers and Directors as a Group (4 people)	2,320,000	16.38%

Item 12. Certain Relationships and Related Transactions.

GDH Roustabouts, a company owned by Gabriel D. Holt, a director of the Company, performed general labor and roustabout services for the Company on the Spotted Horse project and was paid $12,000 for the services.

The Company acquired two gas wells from Toon Energy, Inc., a company owned and controlled by Dianna Anderson, the wife of Randall Anderson, our CEO for 150,000 shares of restricted common stock of the Company and $150,000 cash for a total value of $200,000.

Item 13.  Exhibits.

Exhibit Number	Title	Location

3(i)	Articles of Incorporation	*

3(ii)	Bylaws	*

10	Cedar Ridge Agreement	Attached

14	Code of Ethics	**

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

32.1	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

Item 14.  Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Desert Minings’ annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $11,235 for fiscal year ended 2006 and $9,495 for fiscal year ended 2005.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Mining’s financial statements that are not reported above were $-0- for fiscal years ended 2006 and 2005.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $450 for fiscal year ended 2005 and consisted of tax compliance services and $450 for fiscal year ended 2006 and consisted of tax compliance services.

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

Date: March 28, 2007

By: /s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: March 28, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: March 28, 2007

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: March 28, 2007

By: /s/ Gabriel Holt

Gabriel Holt

Director

Date: March 28, 2007

By: /s/ Craig E. Gunter

Craig E. Gunter

Director

MADSEN & ASSOCIATES, CPA’S INC.

684 East Vine Street, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Telephone 801-268-2632                    Fax 801-262-3978

Board of Directors

Desert Mining, Inc. and Subsidiary

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Desert Mining, Inc. and subsidiary (exploration stage company) at December 31, 2006 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period June 6, 1979 (date of inception) to December 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted out audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. and subsidiary at December 31, 2006 and the results of operations and cash flows for the years ended December 31, 2006 and 2005 and the period June 6, 1979 to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

March 28, 2007

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET

December 31, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$109,757
Accounts receivable	35,377
Total Current Assets	145,134

FURNITURE & EQUIPMENT – net of depreciation	28,002

OTHER ASSETS

Oil & gas leases - undeveloped	734,424
Proved producing properties	1,042,226
Deposits	87,531
1,864,181

$2,037,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Note and accrued interest payable	$784,028
Accounts payable	25,211
Total Current Liabilities	809,239

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	3,392,972
Deficit accumulated during exploration stage	(2,178,977)
Total Stockholders’ Equity	1,228,078

$2,037,317

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006
REVENUE
Natural Gas Sales	$114,265	$-	$114,265
Compression & Operating Cost	(21,287)	-	(21,287)
Severance & Production Taxes	(13,606)	-	(13,606)
Gross Profit	79,372	-	79,372

EXPENSES

Exploration	12,743	24,714	37,457
Annual lease payments	27,477	40,128	74,745
Depreciation, Depletion & Amortization	251,369	447,264	811,855
Goodwill expensed	-	-	100,000
Administrative	806,547	679,417	2,315,252
	1,098,136	1,191,523	3,339,309

NET LOSS FROM OPERATIONS	(1,018,764)	(1,191,523)	(3,259,937)

OTHER EXPENSES

Gain from sale of oil & gas lease	1,120,563	109,520	1,230,083
Loss of LLC	-	-	(50,000)
Interest expense	(45,123)	(44,625)	(99,123)

NET INCOME/(LOSS)	$56,676	$(1,126,628)	$(2,178,977)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$0.00	$0.09

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,870	13,572
Diluted	14,370	14,072

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 6, 1979 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash
at $0.0025 – 1988	3,400,000	3,400	5,100	-
Net operating loss for the year ended
December 31, 1988	-	-	-	(8,500)
Issuance of common stock for cash
at $0.0025 – 1989	1,250,000	1,250	1,875	-
Net operating loss for the year ended
December 31, 1989	-	-	-	(3,125)
Issuance of common stock for cash
at $0.0025 – related parties
November 28, 2000	3,200,000	3,200	4,800	-
Contributions to capital – expenses	-	-	373	-
Net operating loss for the year ended
December 31, 2000	-	-	-	(9,324)
Contributions to capital – expenses	-	-	4,234	-
Net operating loss for the year ended
December 31, 2001	-	-	-	(3,284)
Contributions to capital – expenses	-	-	3,405	-
Net operating loss for the year ended
December 31, 2002	-	-	-	(3,405)
Contributions to capital – expenses	-	-	2,457	-
Common stock returned and cancelled
June 25, 2003	(1,594,000)	(1,594)	1,594	-
Issuance of common stock for services
at $0.015 – June 26, 2003	1,844,000	1,844	25,816	-
Issuance of common stock for cash at $1.20 -
net of issuance costs – Jun – Aug 2003	618,000	618	685,952	-
Issuance of common stock for cash at $1.20 -
December 31, 2003	310,000	310	371,690	-
Net operating loss for the year ended
December 31, 2003	-	-	-	(221,305)

Balance December 31, 2003	9,028,000	9,028	1,107,296	(248,943)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash	220,000	220	318,780	-
at $1.45 – March 2004
Issuance of common stock for cash	650,000	650	929,350	-
at $1.43 – April 2004
Issuance of common stock for all	2,500,000	2,500	297,500	-
stock of 44 Mag Production, Inc.
Net operating loss for the year ended	-	-	-	(860,082)
December 31, 2004

Balance December 31, 2004	12,398,000	12,398	2,652,926	(1,109,025)

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,126,628)

Balance December 31, 2005	13,572,647	13,573	3,289,482	(2,235,653)

Issuance of common stock for wells
at $0.33 – May 2006	150,000	150	49,850	-
Issuance of common stock for services
at $0.15 – May 2006	360,000	360	53,640	-
Net operating profit for the year ended
December 31, 2006	-	-	-	56,676

Balance December 31, 2006	14,082,647	$14,083	$3,392,972	$(2,178,977)

The accompanying notes are an integral part of these financial statements.

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$56,676	$(1,126,628)	$(2,178,977)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	263,832	447,264	824,318
Changes in accounts receivable	(30,377)	1,497	(35,377)
Changes in deposits	(60,750)	(24,250)	(87,531)
Changes in notes and accounts payable	(15,113)	133,109	161,871
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	54,000	125,100	206,761
Net Decrease in Cash From Operations	268,268	(443,908)	(948,466)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(22,269)	(82,320)
Proceeds from sale of oil & gas leases	1,838,400	228,330	2,066,730
Cost of oil & gas leases sold	(717,837)	(118,810)	(836,647)
Purchase of oil & gas leases	(1,308,873)	(36,210)	(3,526,734)
Purchase of interest in LLC	-	-	(50,000)
	(188,310)	51,041	(2,428,971)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	410,000	2,737,194

Net Increase in Cash	79,958	17,133	109,757
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$109,757	$29,799	$109,757

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761
Issuance of 360,000 common shares for services - 2006			54,000

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

December 31, 2006

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $2,006,690. The tax benefit of approximately $602,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2018 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

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

December 31, 2006

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

3.  OIL & GAS LEASES

During 2003, 2004, 2005 and 2006 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  The required yearly payments are expensed as paid.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing annual payments by $640 and in December 2006 the Company sold an additional 640 State acres retaining a 3.33% overriding royalty and reducing annual payments by $640.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  In 2004, the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  In the second quarter of 2006, the Company acquired two additional wells in this prospect and began installing gas gathering and water handling facilities.  First production from the prospect occurred on July 31, 2006 and the wells have produced continuously since.  Expenditures for well permits and related work on other prospects are included in the work in progress category at year end.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.

On December 31, 2006 $34,028 interest payable was accrued.

5.  CAPITAL STOCK

During 2006 the Company issued 150,000 common shares for the purchase of natural gas wells for $50,000 and 360,000 common shares for services for $54,000.  Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors, this is consistent with the number of shares issued to our other independent Director; 100,000 shares were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project; and 60,000 were issued to Toni D. Soliday, Office Manager.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2006

6.  DESPOSITS

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management ($10,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 16% of the common capital stock issued.

The Company acquired two gas wells from a related party at the predecessor cost by the issuance of 150,000 shares of common stock and cash of $150,000.

GDH Roustabouts, a company owned by Gabriel D. Holt, a Director of the Company, performed general labor and roustabout services on the Spotted Horse project.

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