Form 10QSB
period 2007-03-31
DESERT MINING INC
filed 2007-05-14
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

 (Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 10, 2007, there were 14,162,647 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2007

Consolidated Statement of Operations for the Three Months ended March 31, 2007 and 2006 and for the Period June 6, 1979 (Date of Inception) to March 31, 2007 (unaudited).

Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006 and for the Period June 6, 1979 (Date of Inception) to March 31, 2007 (unaudited).

Statement of Changes in Stockholder’s Equity for the Period

January 1, 2005 to March 31, 2007

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8 13 14
PART II.	Other Information Item 6. Exhibits and Reports on Form 8-K	14 14
	Signatures	15

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. at March 31, 2007 and the related statements of operations, and the statements of cash flows, for the three months ended March 31, 2007 and 2006 and the period June 6, 1979 to March 31, 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET - unaudited

March 31, 2007

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$48,903
Accounts receivable	-
Total Current Assets	48,903

FURNITURE & EQUIPMENT – net of depreciation	22,902

OTHER ASSETS

Undeveloped oil & gas leases	1,226,409
Less accumulated amortization and valuation allowance	(585,491)
Proved producing properties	1,123,777
Less accumulated depletion	(25,839)
Unevaluated Drilling Costs	23,915
Deposits	107,531
1,870,302

$1,942,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$11,684
Severance and production taxes payable	22,475
Accounts payable – related parties	47,900
Note payable	750,000
Accrued interest payable	115,644
Total Current Liabilities	947,703

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,192
Deficit accumulated during exploration stage	(3,276,951)
Total Stockholders’ Equity	994,404

$1,942,107

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended March 31, 2007 and 2006 and the

Period June 6, 1979 (Date of Inception) to March 31, 2007

==============================================================================

	March 31,	March 31,	Jun 6, 1979 to
	2007	2006	Mar 31, 2007
REVENUE
Natural Gas Sales	$63,225	$-	$177,491
Compression & Operating Cost	(25,980)	-	(47,342)
Severance & Production Taxes	(7,587)	-	(21,193)
Gross Profit	29,658	-	108,956

EXPENSES

Exploration	-		54,225
Annual lease payments	5,678	5,907	85,461
Depreciation, Depletion & Amortization	68,076	94,521	925,123
Goodwill expensed	-	-	100,000
Administrative	135,581	116,675	2,452,111
	209,335	217,103	3,616,920

NET LOSS FROM OPERATIONS	(179,677)	(217,103)	(3,507,964)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	1,087,588	1,211,753
Loss of LLC	-	-	(50,000)
Amortization of warrant premium	-	(50,000)	(333,333)
Amortization of conversion premium	-	(62,500)	(416,667)
Interest expense	(33,288)	(11,096)	(180,740)

NET INCOME/(LOSS)	$(212,965)	$746,889	$(3,276,951)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.015)	$0.055

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,123	13,573
Diluted	14,623	14,073

The accompanying notes are an integral part of these financial statements.

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006 and the

Period June 6, 1979 (Date of Inception) to March 31, 2007

==============================================================================

	March 31,	March 31,	Jun 6, 1979 to
	2007	2006	Mar 31, 2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(212,965)	$746,889	$(3,276,951)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	68,076	94,521	892,394
Amortization warrant/conversion premium	-	111,662	750,000
Changes in accounts receivable	35,377	(1,695,000)	-
Changes in deposits	(20,000)	7,125	(107,531)
Changes in notes and accounts payable	90,136	23,673	252,007
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	-	-	206,761
Net Decrease in Cash From Operations	(39,376)	(711,130)	(1,122,851)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	-	(82,320)
Proceeds from sale of oil & gas leases	-	-	2,066,730
Cost of oil & gas leases sold	-	-	(701,638)
Purchase of oil & gas leases	(41,478)	709,297	(3,568,212)
Purchase of interest in LLC	-	-	(50,000)
	(41,478)	709,297	(2,335,440)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	20,000	-	2,757,194

Net Increase/(Decrease) in Cash	(60,854)	(1,833)	48,903
Cash at Beginning of Period	109,757	29,799	-
Cash at End of Period	$48,903	$27,966	$48,903

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761
Issuance of 760,000 common shares for services 2006			54,005

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT

March 31, 2007

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

On March 31, 2007, the Company had a net operating loss available for carry forward of $2,959,567. The tax benefit of approximately $738,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas.  Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser.  Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease.  Occasionally the Company may sell specific leases and the gain or loss associated with those transactions will be shown separately from the profit or loss from normal ongoing operations.  In June 2005 the Company sold 2,103 acres that were outside our core area but retained an overriding royalty on the lease.  In both March and December 2006 the Company sold an additional 640 acres.

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

March 31, 2007

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In both March and December 2006 the Company sold 640 State acres reducing the annual payments by $1,280.

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

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

4.  NOTE PAYABLE (continued)

Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.   As of March 31, 2007 $333,333 has been recorded.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares plus interest.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value.  This amount is amortized over the life of the note with $416,667 recorded at March 31, 2007.

Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

5.  CAPITAL STOCK

During 2006 the Company issued 80,000 common shares for total cash consideration of $20,000.  The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2007

6.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 22% of the common capital stock issued and have accounts payable due to them of $47,900.00.

7.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extensions and the Company has exercised the first year option.

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

Three Month Periods Ended March 31, 2007 and 2006

We had revenue from continuing operations for the three-month period ended March 31, 2007 in the amount of $63,225 which came from the sale of natural gas. We had compression and operating costs of $25,980 and severance and production taxes of $7,587 for a gross profit of $29,658.  Our expenses included $5,678 for lease payments, $68,076 in depreciation and amortization and $135,581 in administrative costs.  We realized a net loss from operations of $179,677 for the three month period ended March 31, 2007.  Other expenses for the same period included $33,288 in interest expense for a net loss of $212,965 for the three month period ended March 31, 2007.  For the same period in 2006, we had no revenue and expenses of $217,103 consisting of $5,907 in lease payments, $94,791 in depreciation and amortization and $116,675 in administration costs for a net loss from operations of $217,103.  We had interest expense of $11,096, amortization of warrant premium of $50,000, amortization of conversion premium of $62,500 and a gain from sale of oil and gas lease in the amount of $1,087,588 for the three month period ended March 31, 2006 which resulted in a net income of $746,889.

Liquidity and Capital Resources

Total assets at March 31, 2007 were $1,942,107 and consisted of $48,903 in cash,  $-0- in accounts receivable, $22,902 in furniture and equipment (net of depreciation), undeveloped oil and gas leases of $1,226,409, less accumulated amortization and valuation allowance of $585,491, proved producing properties of $1,123,777 less accumulated depletion of $25,839, unevaluated drilling costs of $23,915 and deposits of $107,531.  Management believes we have sufficient cash on hand and anticipated revenue from our oil and gas leases to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At March 31, 2007 we had total current liabilities of $947,703 which consisted of $11,684 in accounts payable, $22,475 in severance and production taxes payable, $47,900 in accounts payable to related parties, $750,000 in a note payable and $115,644 in accrued interest payable.

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision.  Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

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

As reported in the Company’s Form 10-KSB Annual Report for the period ended December 31, 2006, on March 26, 2007, the Company entered into an agreement with Cedar Ridge, LLC whereby Cedar Ridge will acquire a 33.3333% working interest in the Company’s Spotted Horse project.  The parties agreed to an Area of Mutual Interest covering nine townships whereby the parties agree to share any projects on the same terms.  Consideration to be paid by Cedar Ridge is $1,000,000 at close of the transaction and $500,000 to be paid at time of future drilling and development.  An additional $250,000 will be paid to the Company if the parties acquire additional interests.  Closing of the transaction was anticipated to be on or before May 1, 2007 pending completion of due diligence.

Subsequent to the date of this report, as of April 30, 2007, Cedar Ridge, LLC has terminated the Purchase and Sale Agreement dated March 19, 2007 regarding working interests in the Company’s Spotted Horse project.

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

PART II

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on May 2, 2007 reporting events under item 1.02.

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

DESERT MINING, INC.

Date: May 14, 2007

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: May 14, 2007

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer