Form 10KSB/A
period 2005-12-31
DESERT MINING INC
filed 2007-05-22
CIK 1129916

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB/Amendment 2	OMB APPROVAL OMB Number: 3235-0420 Expires: March 31, 2007 Estimated average burden Hours per response……1646

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

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2005 and 2004

Desert had revenue of $-0- and $-0- for the years ended December 31, 2005 and 2004 respectively.  In June 2005, we sold a lease for a profit which is included in Other Expenses for an amount of $91,190.  Expenses for the year ending December 31, 2005 were $1,707,311 consisting of dry hole costs, lease rentals, depreciation and amortization and administrative expenses in the amount of $1,212,687, interest expense of $44,625, amortization of warrant premium of $199,999 and amortization of conversion premium of $250,000.  This resulted in a net loss for the year of $1,616,121.  For the year ending December 31, 2004, we had expenses of $949,599 consisting of lease rentals, depreciation and amortization, goodwill expense and administrative expenses in the amount of $800,707 and other expenses of loss of LLC of $50,000, amortization of warrant premium of $39,786, amortization of conversion premium of $49,731 and interest expense of $9,375, resulting in a loss of $949,599.

The significant increase in expenses for the year ended December 31, 2005 are attributed to depreciation and amortization, annual lease rentals, premium amortization and dry hole costs.  Depreciation and amortization increased by 401% while annual lease rentals increased 562% over the prior year. Warrant and conversion premium amortization increased 503% and there was also a 17% increase in administrative costs. There were no dry hole costs in prior years.

Results of Operations for the Years Ended December 31, 2004 and 2003

Desert did not generate any revenue for the years ended December 31, 2004 and 2003.  Expenses for the year ended December 31, 2004 were$949,599 consisting of lease rentals, depreciation and amortization, goodwill expense and administrative expenses in the amount of $800,707 and other expenses of loss of LLC of $50,000, amortization of warrant premium of $39,786, amortization of conversion premium of $49,731 and interest expense of $9,375, resulting in a loss of $949,599.  For the year ended December 31, 2003, we had expenses of $221,305 which consisted of depreciation and amortization and administrative costs, resulting in a net loss of $221,305.

The significant increase in expenses for the year ended December 31, 2004 are attributed to good will expensed, the write off of GDH Roustabouts, LLC and interest expense which are expenses we did not have in 2003.  Also, in 2003 we did not have any lease payments.  Our depreciation and amortization increased by approximately 6,993% and our administrative costs increased by approximately 164% compared to year end 2003.  The increase for 2004 is due to obtaining our oil and gas leases and the costs associated with maintaining the leases.

Liquidity and Capital Resources

Total assets at December 31, 2005 were $1,852,261 and consisted of $34,799 in cash and accounts receivable, $54,700 in furniture and equipment (net of depreciation), $26,781 in deposits, $1,648,728 in oil and gas leases (net of amortization and valuation allowances) and $87,253 in unevaluated drilling costs.  During the year we issued 1,174,647 shares of restricted common stock for gross proceeds of $637,731.  Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and Management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing and reallocation of certain assets which will enable the Company to be successful in its efforts.

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

The Company paid a shareholder consulting fees of $44,000 in 2004 and $116,821 in 2005.

The Company paid a shareholder consulting fees of $59,536 in 2004 and $51,794 in 2005.

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

Cooper Promissory Note

Code of Ethics**

Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****

* * *** *** ** Attached Attached Attached Attached

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed December 1, 2000.

**Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 5, 2004.

***Incorporated by reference. Filed as exhibit to Form 10-KSB/A filed July 25, 2006

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

Item 14.

Principal Accountant Fees and Services.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Desert Minings’annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,835 for fiscal year ended 2004 and $9,495 for fiscal year ended 2005.

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

DESERT MINING, INC.

Date: May 21, 2007

By:/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: May 21, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: May 21, 2007

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: May 21, 2007

By: /s/ Gabriel Holt

Gabriel Holt

Director

Date: May 21, 2007

By: /s/ Craig E. Gunter

Craig E. Gunter

Director

MADSEN & ASSOCIATES, CPA’S INC.

684 East Vine Street, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Desert Mining, Inc. and Subsidiary

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Desert Mining, Inc. and subsidiary (exploration stage company) at December 31, 2005 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period June 6, 1979 (date of inception) to December 31, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. and subsidiary at December 31, 2005 and the results of operations and cash flows for the years ended December 31, 2005 and 2004 and the period June 6, 1979 to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The financial statements have been restated to include the value of certain warrants and conversion rights attached to a note payable that were omitted from previous reports in error.  The Consolidated Statement of Operations and the Consolidated Statement of Cash Flows have also been restated to show reclassification of certain items (see Note 10).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in the notes to the financial statements.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

March 27, 2006

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET - REVISED

December 31, 2005

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$29,799
Accounts receivable	5,000
Total Current Assets	34,799

FURNITURE & EQUIPMENT – net of depreciation	54,700

OTHER ASSETS

Undeveloped Oil & Gas Leases	2,162,257
Less accumulated amortization and valuation allowance	(513,529)
Unevaluated Drilling Costs	87,253
Deposits	26,781
1,762,762

$1,852,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$7,436
Accounts payable – related parties	12,917
Note payable	539,516
Accrued interest payable	54,000
Total Current Liabilities	613,869

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
13,572,647 shares issued and outstanding	13,573
Capital in excess of par value	4,039,482
Deficit accumulated during exploration stage	(2,814,663)
Total Stockholders’ Equity	1,238,392

$1,852,261

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS- REVISED

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2005	2004	Dec 31, 2005
REVENUE
Natural Gas Sales	$-	$-	$-
Compression & Operating Cost	-	-	-
Severance & Production Taxes	-	-	-
Gross Profit	-	-	-

EXPENSES

Exploration	59,175	-	59,175
Annual lease payments	45,166	7,140	52,306
Depreciation, Depletion & Amortization	447,264	111,648	560,480
Goodwill expensed	-	100,000	100,000
Administrative	661,082	581,919	1,490,376
	1,212,687	800,707	2,262,337

NET LOSS FROM OPERATIONS	(1,212,687)	(800,707)	(2,262,337)

OTHER EXPENSES

Gain from sale of oil & gas lease	91,190	-	91,190
Loss of LLC	-	(50,000)	(50,000)
Amortization of warrant premium	(199,999)	(39,786)	(239,785)
Amortization of conversion premium	(250,000)	(49,731)	(299,731)
Interest expense	(44,625)	(9,375)	(54,000)

NET INCOME/(LOSS)	$(1,616,121)	$(949,599)	$(2,814,663)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.123)	$(0.098)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,123	9,680
Diluted	13,623	10,180

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash	220,000	220	318,780	-
at $1.45 – March 2004
Issuance of common stock for cash	650,000	650	929,350	-
at $1.43 – April 2004
Issuance of common stock for all	2,500,000	2,500	297,500	-
stock of 44 Mag Production, Inc.
Valuation allocation 500,000 Warrants @ $1.50			333,333
Valuation allocation note conversion @ $1.30			416,667
Net operating loss for the year ended	-	-	-	(949,599)
December 31, 2004

Balance December 31, 2004	12,398,000	12,398	3,402,926	(1,198,542)

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	$13,573	$4,039,482	$(2,814,663)

The accompanying notes are an integral part of these financial statements.

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS- REVISED

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2005	2004	Dec 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(1,616,121)	$(949,599)	$(2,814,663)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	100,000	100,000
Loss of LLC	-	50,000	50,000
Depreciation, depletion & amortization	447,264	111,648	560,486
Note valuation amortization	449,999	89,517	539,516
Changes in accounts receivable	1,497	(6,497)	(5,000)
Changes in deposits	(24,250)	(2,531)	(26,781)
Changes in notes and accounts payable	133,109	39,379	176,984
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	125,100	-	152,761
Net Decrease in Cash From Operations	(483,402)	(568,083)	(1,256,228)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(22,269)	(57,465)	(82,320)
Proceeds from sale of oil & gas leases	210,000	-	210,000
Cost of oil & gas leases sold	(118,810)	-	(118,810)
Purchase of oil & gas leases	21,614	(1,698,630)	(2,160,037)
Purchase of interest in LLC	-	-	(50,000)
	90,535	(1,756,095)	(2,201,167)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	750,000	750,000
Proceeds from issuance of common stock	410,000	1,320,000	2,737,194

Net Increase in Cash	17,133	(254,178)	29,799
Cash at Beginning of Period	12,666	266,844	-
Cash at End of Period	$29,799	$12,666	$29,799

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT- REVISED

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS- REVISED (Continued)

December 31, 2005

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS- REVISED (Continued)

December 31, 2005

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

3.

OIL & GAS LEASES

During 2003, 2004, and 2005 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The required yearly payments are expensed as paid.

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

4.

NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized as additional interest expense over the life of the note.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS- REVISED (Continued)

December 31, 2005

4.

NOTE PAYABLE (continued)

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares plus interest.  The intrinsic value of the conversion value exceeds the remaining value of the note payable by ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 is recorded as capital in excess of par value.  This amount is amortized over the life of the note.

5.

CAPITAL STOCK

During 2005 the Company issued 125,000 common shares for services, 102,631 common shaes in exchage for debt and 410,000 shares for cash.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS- REVISED (Continued)

December 31, 2005

6.

INVESTMENT IN LLC

During August 2003 the Company purchased a 20% interest in GDH Roustabouts, LLC for $50,000.  GDH Roustabouts, LLC is in the business of the maintenance of oilfield equipment.  During the first quarter 2004 the interest in GDH Roustabouts, LLC was considered to be of no value and has been expensed.

7.

RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 22% of the common capital stock issued and have accounts payable due to them of $12,917.

8.

CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expires September 30, 2006.  The lease also includes two one year extensions.

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

10.

CORRECTION OF ERRORS

The financial statements have been restated to include the value of certain warrants and conversion rights attached to a note payable that were omitted from previous reports in error (Note 4).

The Consolidated Statement of Cash Flows has been restated to show an expansion of the changes in the oil and gas leases to show separately the proceeds from the sale and it cost and new purchases.

The Consolidated Statement of Operations has been restated to show a reclassification of the sale of oil and gas leases from operations to other income and expenses and a reclassification of the good will expenses under other income/expenses to expenses from operations