Form 10KSB/A
period 2006-12-31
DESERT MINING INC
filed 2007-05-22
CIK 1129916

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

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

Results of Operations for the Years Ended December 31, 2006 and 2005

During the year ended December 31, 2006, we had revenue of $114,266 from natural gas sales with operating costs of $21,362 and Severance & Production Taxes of $13,606 for a gross profit of $79,298.  Our expenses were $1,449,184 consisting of $27,477 in annual lease payments, $296,492 in depreciation, depletion and amortization and $821,279 in administrative expenses.  For the year ended December 31, 2006, we recognized a net loss from operations of $1,065,950.  Other expenses included a gain from sale of oil and gas lease of $1,120,563, amortization of warrant premium of $93,458, amortization of conversion premium of $116,936 and interest expense of $93,452 leaving us with a net loss of $249,323.

During the year ended December 31, 2005 we sold a lease for a profit which is included in Other Expenses for an amount of $91,190.  Expenses for the year ending December 31, 2005 were $1,707,311 consisting of dry hole costs, lease rentals, depreciation and amortization and administrative expenses in the amount of $1,212,687, interest expense of $44,625, amortization of warrant premium of $199,999 and amortization of conversion premium of $250,000.  This resulted in a net loss for the year of $1,616,121.

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

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision. Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.   As of December 31, 2006 the full amount has been recorded.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value.  This amount is amortized over the life of the note and the full amount has been recorded at December 31, 2006.

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

Liquidity and Capital Resources

Total assets at December 31, 2006 were $2,044,936 and consisted of $109,757 in cash and $35,377 accounts receivable, $28,002 in furniture and equipment (net of depreciation), $688,627 in oil and gas leases (undeveloped), $1,071,727 in proved producing properties, $23,915 in unevaluated drilling costs and $87,531 in deposits.

Our liabilities consisted of $832,356 in a note payable with accrued interest and accounts payable of $25,211 for total liabilities of $857,567.

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note includes warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and includes a cashless exercise provision. At December 31, 2006, $82,356 interest payable was accrued.

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

The Company acquired two gas wells from Toon Energy, Inc., a company owned and controlled by Dianna Anderson, the wife of Randall Anderson, our CEO for 150,000 shares of restricted common stock of the Company and $150,000 cash for a total value of $229.350.

The Company paid $174,581 to a shareholder for consulting fees in 2006

The Company paid $65,308 to a shareholder for consulting fees in 2006.

Item 13.

Exhibits.

Exhibit Number	Title	Location
3(i) 3(ii) 10 14 31.1 31.2 32.1 32.1

Articles of Incorporation

Bylaws

Cedar Ridge Agreement

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

* * Attached ** Attached Attached Attached Attached

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

By: /s/ Peter K Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 21, 2007

By: /s/ Peter K Nelson

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

The financial statements have been restated to include the value of certain warrants and conversion rights attached to a note payable that were omitted from previous reports in error.  The consolidated Statement of Operations and the Consolidated Statement of Cash Flows have also been restated to show reclassifications of certain items (see Note 10).

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

March 28, 2007

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET- REVISED

December 31, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$109,757
Accounts receivable	35,377
Total Current Assets	145,134

FURNITURE & EQUIPMENT – net of depreciation	28,002

OTHER ASSETS

Undeveloped oil & gas leases	1,220,309
Less accumulated amortization and valuation allowance	(531,682)
Proved producing properties	1,088,399
Less accumulated depletion	(16,672)
Unevaluated drilling cost	23,915
Deposits	87,531
1,871,800

$2,044,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$25,211
Note payable	750,000
Accrued interest payable	82,356
Total Current Liabilities	857,567

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	4,237,272
Deficit accumulated during exploration stage	(3,063,986)
Total Stockholders’ Equity	1,187,369

$2,044,936

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS- REVISED

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006
REVENUE
Natural Gas Sales	$114,266	$-	$114,266
Compression & Operating Cost	(21,362)	-	(21,362)
Severance & Production Taxes	(13,606)	-	(13,606)
Gross Profit	79,298	-	79,298

EXPENSES

Exploration	-	59,175	54,225
Annual lease payments	27,477	45,166	79,783
Depreciation, Depletion & Amortization	296,492	447,264	856,972
Goodwill expensed	-	-	100,000
Administrative	821,279	661,082	2,316,600
	1,145,248	1,212,687	3,407,580

NET LOSS FROM OPERATIONS	(1,065,950)	(1,212,687)	(3,328,282)

OTHER EXPENSES

Gain from sale of oil & gas lease	1,120,563	91,190	1,211,748
Loss of LLC	-	-	(50,000)
Amortization of warrant premium	(93,548)	(199,999)	(333,333)
Amortization of conversion premium	(116,936)	(250,000)	(416,667)
Interest expense	(93,452)	(44,625)	(147,452)

NET INCOME/(LOSS)	$(249,323)	$(1,616,121)	$(3,063,986)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.018)	$(0.123)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,870	13,123
Diluted	14,370	13,623

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash	220,000	220	318,780	-
at $1.45 – March 2004
Issuance of common stock for cash	650,000	650	929,350	-
at $1.43 – April 2004
Issuance of common stock for all	2,500,000	2,500	297,500	-
stock of 44 Mag Production, Inc.
Valuation allocation 500,000Warrants @ $1.50			333,333
Valuation allocation note payable			416,667
Net operating loss for the year ended	-	-	-	(949,599)
December 31, 2004

Balance December 31, 2004	12,398,000	12,398	3,402,926	(1,198,542)

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the year ended
December 31, 2006	-	-	-	(249,323)

Balance December 31, 2006	14,082,647	$14,083	$4,237,272	$(3,063,986)

The accompanying notes are an integral part of these financial statements.

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(249,318)	$(1,616,121)	$(3,063,986)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	263,832	447,264	824,318
Note valuation amortization	210,484	449,999	750,000
Changes in accounts receivable	(30,377)	1,497	(35,377)
Changes in deposits	(60,750)	(24,250)	(87,531)
Changes in notes and accounts payable	33,215	133,109	161,871
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	118,800	125,100	206,761
Net Decrease in Cash From Operations	285,886	(483,402)	(1,083,475)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(22,269)	(82,320)
Proceeds from sale of oil & gas leases	1,838,400	210,000	2,066,730
Cost of oil & gas leases sold	(717,837)	(118,810)	(701,638)
Purchase of oil & gas leases	(1,326,491)	21,614	(3,526,734)
Purchase of interest in LLC	-	-	(50,000)
	(205,928)	51,041	(2,293,962)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	410,000	2,737,194

Net Increase in Cash	79,958	17,133	109,757
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$109,757	$29,799	$109,757

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761
Issuance of 360,000 common shares for services - 2006			54,000

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $2,287,427. The tax benefit of approximately $686,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2027.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

4.

NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision. Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.   As of December 31, 2006 the full amount has been recorded.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value.  This amount is amortized over the life of the note and the full amount has been recorded at December 31, 2006.

Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

5.

CAPITAL STOCK

During 2006 the Company issued 150,000 common shares for the purchase of natural gas wells for $79,500 and 360,000 common shares for services for $118,800.  Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors, this is consistent with the number of shares issued to our other independent Director; 100,000 shares were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project; and 60,000 were issued to Toni D. Soliday, Office Manager.

The Company has warrants outstanding to purchase 500,000 common shares of the Company, as outlined in note 4.

On November 16, 2004, Desert Mining, Inc. (parent) acquired of all of the outstanding stock of 44 Mag Production, Inc. (subsidiary) by a stock for stock exchange in which the stockholders of   the subsidiary received 2,500,000 common shares of the parent, representing 20% of the outstanding stock of the parent after the acquisition, which was reported as a purchase.  On the date of the exchange the fair value of the parent company stock issued was considered to be $300,000 and the fair value of the subsidiary stock received in exchange was $200,000, resulting in good will of $100,000. The Company uses the discounted cash flows approach to value good will and since the subsidiary has no operations the good will has been expensed.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

5.

CAPITAL STOCK continued

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

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

The Consolidated Statement of Operations has been restated to show a reclassification of the sale of oil and gas leases from operations to other income and expenses and a reclassification of the good will expenses under other income/expenses to expenses from operations.