Form 10QSB
period 2007-06-30
DESERT MINING INC
filed 2007-08-14
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒     No bbb

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).

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

As of August 10, 2007, there were 14,162,647 shares of common stock, $0.001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

DESERT MINING, INC.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Balance Sheets March 31, 2007

Consolidated Statement of Operations for the Three and Six Months ended June 30, 2007 and 2006 and for the Period June 6, 1979 (Date of Inception) to June 30, 2007 (unaudited).

Consolidated Statement of Cash Flows for the Three and Six Months Ended June 30, 2007 and 2006 and for the Period June 6, 1979 (Date of Inception) to June 30, 2007 (unaudited).

Statement of Changes in Stockholder’s Equity for the Period

January 1, 2005 to June 30, 2007

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 9 14 16
PART II.	Other Information Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	16 16
	Signatures	17

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.

Financial Statements (unaudited)

The accompanying balance sheets of Desert Mining, Inc. at June 30, 2007 and the related statements of operations, and the statements of cash flows, for the three and six months ended June 30, 2007 and 2006 and the period June 6, 1979 to June 30, 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

June 30, 2007

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$12,164
Accounts receivable	8,622
Total Current Assets	20,786

FURNITURE & EQUIPMENT – net of depreciation	18,051

OTHER ASSETS

Undeveloped oil & gas leases	1,226,409
Less accumulated amortization and valuation allowance	(624,730)
Proved developed properties	1,124,781
Less accumulated depletion	(25,839)
Unevaluated drilling cost	23,915
Deposits	107,531
Total Other Assets	1,832,067

$1,870,904

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$63,178
Accounts payable related parties	104,395
Note payable	750,000
Accrued interest payable	149,301
Total Current Liabilities	1,066,874

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,192
Deficit accumulated during exploration stage	(3,467,325)
Total Stockholders’ Equity	804,030

$1,870,904

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2007 and 2006

===============================================================================

	Three Months		Six Months
	6-30-07	6-30-06	6-30-07	6-30-06
REVENUE
Natural Gas Sales	$42,571	$21,122	$105,797	$21,122
Compression & Operating Cost	(8,162)	-	(34,142)	-
Severance & Production Taxes	(5,108)	-	(12,696)	-
Gross Profit	29,301	21,122	58,959	21,122

EXPENSES

Annual lease payments	19,155	12,970	24,833	18,887
Depreciation, Depletion & Amort’n	44,090	58,962	112,241	153,483
Administrative	120,063	363,576	255,569	480,241
	183,308	435,508	392,643	652,611

NET LOSS FROM OPERATIONS	(154,007)	(414,386)	(333,684)	(631,489)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	-	-	1,087,588
Amortization of warrants	-	(43,548)	-	(93,548)
Amortization of conversion premium	-	(54,436)	-	(116,936)
Interest expense	(36,367)	(14,178)	(69,654)	(25,274)

NET INCOME/(LOSS)	$(190,374)	$(526,548)	$(403,338)	$220,341

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.013)	$(0.038)	$(0.028)	$0.016

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,162	13,828	14,162	13,658

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

=========================================================================

	June 30,	June 30,
	2007	2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(403,338)	$220,341
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-
Loss of LLC	-	-
Depreciation, depletion & amortization	112,166	319,952
Note valuation amortization	-	-
Changes in accounts receivable	35,377	6,497
Changes in deposits	(20,000)	(21,375)
Changes in notes and accounts payable	209,306	151,877
Contributions to capital – expenses	-	-
Issuance of capital stock for expenses	-	125,100
Net Decrease in Cash From Operations	(66,489)	(287,953)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(20,952)
Proceeds from sale of oil & gas leases	-	210,000
Cost of oil & gas leases sold	-	(118,810)
Purchase of oil & gas leases	(42,482)	(3,677)
Purchase of interest in LLC	-	-
	(42,482)	66,561

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	20,000	210,000

Net Increase in Cash	(88,971)	(11,392)
Cash at Beginning of Period	109,757	12,666
Cash at End of Period	$20,786	$1,274

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003		$10,469
Issuance of 2,490,801 common shares for services – 2003-2005		152,761
Issuance of 360,000 common shares for services – 2006		118,800

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to June 30, 2007

==============================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance June 6, 1979 (date of inception)	-	$-	$-	$-

Issuance of common stock for cash
at $0.0025 – 1988	3,400,000	3,400	5,100	-
Net operating loss for the year ended
December 31, 1988	-	-	-	(8,500)
Issuance of common stock for cash
at $0.0025 – 1989	1,250,000	1,250	1,875	-
Net operating loss for the year ended
December 31, 1989	-	-	-	(3,125)
Issuance of common stock for cash
at $0.0025 – related parties
November 28, 2000	3,200,000	3,200	4,800	-
Contributions to capital – expenses	-	-	373	-
Net operating loss for the year ended
December 31, 2000	-	-	-	(9,324)
Contributions to capital – expenses	-	-	4,234	-
Net operating loss for the year ended
December 31, 2001	-	-	-	(3,284)
Contributions to capital – expenses	-	-	3,405	-
Net operating loss for the year ended
December 31, 2002	-	-	-	(3,405)
Contributions to capital – expenses	-	-	2,457	-
Common stock returned and cancelled
June 25, 2003	(1,594,000)	(1,594)	1,594	-
Issuance of common stock for services
at $0.015 – June 26, 2003	1,844,000	1,844	25,816	-
Issuance of common stock for cash at $1.20 -
net of issuance costs – Jun – Aug 2003	618,000	618	685,952	-
Issuance of common stock for cash at $1.20 -
December 31, 2003	310,000	310	371,690	-
Net operating loss for the year ended
December 31, 2003	-	-	-	(221,305)
Issuance of common stock for cash	220,000	220	318,780	-
at $1.45 – March 2004
Issuance of common stock for cash	650,000	650	929,350	-
at $1.43 – April 2004
Issuance of common stock for all	2,500,000	2,500	297,500	-
stock of 44 Mag Production, Inc.
Valuation allocation 500,000Warrants @ $1.50			333,333
Valuation allocation note payable			416,667
Net operating loss for the year ended
December 31, 2004	-	-	-	(949,599)

Balance December 31, 2004	12,398,000	12,398	3,402,926	(1,198,542)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to June 30, 2007

==============================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the year ended
December 31, 2006	-	-	-	(249,323)

Balance December 31, 2006	14,082,647	14,083	4,237,272	(3,063,986)

Issuance of common stock for cash
at $0.25 – January 2007	80,000	80	19,920
Net operating loss for the six months ended
June 30, 2007	-	-	-	(403,338)

Balance June 30, 2007	14,162,647	$14,163	$4,257,192	$(3,467,324)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

June 30, 2007

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

On June 30, 2007, the Company had a net operating loss available for carry forward of $2,394,000. The tax benefit of approximately $718,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2018 through 2028.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Revenue Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas.  Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser.  Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease.  Occasionally the Company may sell specific leases and the gain or loss associated with those transactions will be shown separately from the profit or loss from normal ongoing operations.  In June 2005 the Company sold 2,103 acres that were outside our core area but retained an overriding royalty on the lease.  In both March and December 2006 the Company sold 640 acres.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

3.

OIL & GAS LEASES

During 2003, 2004, and 2005 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The required yearly payments are expensed as paid.  The company acquired an additional 2,856 BLM acres in the second quarter of 2007.  Due to the short term remaining on the leases, no consideration was paid to the vendor but the vendor retained an overriding royalty on the leases.  This transaction added $5,712 to our annual BLM rental obligations.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing the annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.

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

4.

NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.   As of June 30, 2007 the full amount has been recorded.  No warrants were exercised and the option has expired.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares plus interest.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value.  This amount is amortized over the life of the note and the full amount has been recorded at June 30, 2007.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

4.

NOTE PAYABLE (continued)

Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

5.

CAPITAL STOCK

During the second quarter of 2006 the company issued 150,000 restricted common shares as partial consideration for the purchase of oil and gas wells.  The shares were issued in May and the average closing price of our stock in May was $0.53 per share resulting in a valuation of $79,500 for these shares.  In June, the Company issued an additional 360,000 restricted common shares for services. Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors (this is consistent with the number of shares issued to another Director, Gabriel D. Holt).  100,000 shares were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project and 60,000 were issued to Toni D. Soliday, Office manger.  These shares were issued in June when the average closing price of our stock was $0.33 per share resulting in a valuation of $118,800 for this transaction.

In January 2007 the company sold 80,000 restricted shares for $20,000 cash.

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

6.

RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 16% of the common capital stock issued and have accounts payable due to them of $104,395.  These are demand notes bearing interest at 12% annually.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2007

6.

RELATED PARTY TRANSACTIONS (continued)

In 2006, the Company acquired two gas wells from a related party at the predecessor cost by the issuance of 150,000 restricted common shares of the Company and cash of $150,000.  Also in 2006, GDH Roustabouts, a company owned by Gabriel D. Holt, a Director of the Company, performed general labor and roustabout services on the Spotted Horse project.

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

Our Business

Desert Mining is engaged in the activity of seeking developmental mineral properties.  In particular Desert is focusing on the oil and gas industry and is actively pursuing oil and gas leases along with joint ventures or acquisitions to complement the intended business operation.

The Spotted Horse project, located in Campbell County Wyoming, has been on line and producing natural gas since July 31, 2006.  Currently there are three wells classified as producers and one well classified as a water disposal well.  We have applied to the US Department of the Interior Bureau of Land management (BLM) for approval to drill another 14 wells.  Our application is under review and we expect a decision shortly.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Description of Property.

We have 20,552 Federal acres, 9,931 State acres and 206 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised the first year option.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended June 30, 2007 and 2006

We had revenue from continuing operations for the three-month period ended June 30, 2007 in the amount of $42,571 which came from the sale of natural gas. We had compression and operating costs of $8,162 and severance and production taxes of $5,108 for a gross profit of $29,301.  Our expenses included $19,155 for lease payments, $44,090 in depreciation and amortization and $120,063 in administrative costs.  We realized a net loss from operations of $154,077 for the three month period ended June 30, 2007.  Other expenses for the same period included $36,367 in interest expense for a net loss of $190,374 for the three month period ended June 30, 2007.  For the same period in 2006, we had revenue of $21,122 from natural gas sales and expenses of $414,386 consisting of $12,970 in lease payments, $58,962 in depreciation and amortization and $363,576 in administration costs for a net loss from operations of $414,386.  We had interest expense of $14,178, amortization of warrant premium of $43,548, and amortization of conversion premium of $54,436 for the three month period ended June 30, 2006, 2006 which resulted in a net loss of $526,548.

Six Month Periods Ended June 30, 2007 and 2006

We had revenue from continuing operations for the six-month period ended June 30, 2007 in the amount of $105,797 which came from the sale of natural gas. We had compression and operating costs of $34,142 and severance and production taxes of $12,969 for a gross profit of $58,959.  Our expenses included $24,833 for lease payments, $112,241 in depreciation and amortization and $255,569 in administrative costs.  We realized a net loss from operations of $333,684 for the six month period ended June 30, 2007.  Other expenses for the same period included $69,654 in interest expense for a net loss of $403,338 for the six month period ended June 30, 2007.  For the same period in 2006, we had revenue of 21, 122 from natural gas sales and expenses of $652,611 consisting of $18,887 in lease payments, $153,483 in depreciation and amortization and $480,241 in administration costs for a net loss from operations of $631,489.  We had interest expense of $25,274, amortization of warrant premium of $93,548, amortization of conversion premium of $116,936 and a gain from sale of oil and gas lease in the amount of $1,087,588 for the six month period ended June 30, 2006 which resulted in a net income of $220,341.

Liquidity and Capital Resources

Total assets at June 30, 2007 were $1,870,904 and consisted of $12,164 in cash,  $8,622 in accounts receivable, $18,051 in furniture and equipment (net of depreciation), undeveloped oil and gas leases of $1,226,409, less accumulated amortization and valuation allowance of $624,730, proved producing properties of $1,124,781 less accumulated depletion of $25,839, unevaluated drilling costs of $23,915 and deposits of $107,531.  Management believes we have sufficient cash on hand and anticipated revenue from our oil and gas leases to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At June 30, 2007 we had total current liabilities of $1,066,874 which consisted of $63,178 in accounts payable, $104,395 in accounts payable to related parties, $750,000 in a note payable and $149,301 in accrued interest payable.

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  No warrants were exercised and the option has expired.  Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

During 2003, 2004, and 2005 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The required yearly payments are expensed as paid.  The company acquired an additional 2,856 BLM acres in the second quarter of 2007.  Due to the short term remaining on the leases, no consideration was paid to the vendor but the vendor retained an overriding royalty on the leases.  This transaction added $5,712 to our annual BLM rental obligations.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing the annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.

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

PART II

ITEM 1.

Legal Proceedings.

Subsequent to the date of this report, the Company was named in a complaint dated July 27, 2007 which was filed in the State of Wyoming, County of Campbell, District Court, Sixth Judicial District with Civil No. 28144.  The complaint was brought by Cammeran Petroleum, Inc., an Oklahoma corporation and named Desert Mining, Inc. and its subsidiary, 44 Mag Production, Inc. among other parties.  The complaint relates to oil and gas leases and royalties in Wyoming and the plaintiff is requesting the Court to quiet title on the properties in dispute.  The Company has attempted to settle the dispute amicably and now intends to fully defend its position.

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

DESERT MINING, INC.

Date: August 13, 2007

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: August 13, 2007

/s/ Peter K Nelson

Peter K. Nelson

Chief Financial Officer