Form 10KSB/A
period 2005-12-31
DESERT MINING INC
filed 2007-10-03
CIK 1129916

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.

Controls and Procedures.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer, the chief financial officer, our Auditors and legal counsel, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e) as of the end of the period covered by this annual report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective.

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

DESERT MINING, INC.

Date: October 3, 2007

By:/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: October 3, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 3, 2007

By: /s/ Peter K. Nelson

Peter K. Nelson

Director

Date: October 3, 2007

By: /s/ Randall B. Anderson

Randall B. Anderson

Director

Date: October 3, 2007

By: /s/ Gabriel Holt

Gabriel Holt

Director

Date: October 3, 2007

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

March 27, 2006 except for Note 10 which is dated May 8, 2007

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS- REVISED

For the Years Ended December 31, 2005 and 2004 and the

Period June 6, 1979 (Date of Inception) to December 31, 2005

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2005	2004	Dec 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(1,616,121)	$(949,599)	$(2,814,663)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	100,000	100,000
Loss of LLC	-	50,000	50,000
Depreciation, depletion & amortization	447,264	111,648	560,486
Note valuation amortization	449,999	89,517	539,516
Changes in accounts receivable	1,497	(6,497)	(5,000)
Changes in deposits	(24,250)	(2,531)	(26,781)
Changes in notes and accounts payable	133,109	39,379	176,984
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	125,100	-	152,761
Net Decrease in Cash From Operations	(483,402)	(568,083)	(1,256,228)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(22,269)	(57,465)	(82,320)
Proceeds from sale of oil & gas leases	210,000	-	210,000
Cost of oil & gas leases sold	(118,810)	-	(118,810)
Purchase of oil & gas leases	21,614	(1,698,630)	(2,160,037)
Purchase of interest in LLC	-	-	(50,000)
	90,535	(1,756,095	(2,201,167)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	750,000	750,000
Proceeds from issuance of common stock	410,000	1,320,000	2,737,194

Net Increase in Cash	17,133	(254,178)	29,799
Cash at Beginning of Period	12,666	266,844	-
Cash at End of Period	$29,799	$12,666	$29,799

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761

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

On December 31, 2005, the Company had a net operating loss available for carry forward of $2,264,664. The tax benefit of approximately $679,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2026.

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

10.

CORRECTION OF ERRORS - continued

The Consolidated Statement of Operations has been restated to show a reclassification of the sale of oil and gas leases from operations to other income and expenses and a reclassification of the good will expenses under other income/expenses to expenses from operations.

Following are the before and after account balances as restated:

Year Ending
12/31/2005

Capital in Excess of Par Value
Before	3,289,482
After	4,039,482

Deficit
Before	(2,235,653)
After	(2,814,663)

Net Profit/Loss
Before	(1,126,628)
After	(1,616,121)

Net Profit (Loss) from Inception
Before	(2,235,653)
After	(2,814,663)

Earnings (Loss) per share
Before	(0.09)
After	(0.12)