Form 10QSB/A
period 2006-03-31
DESERT MINING INC
filed 2007-10-03
CIK 1129916

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB/A

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

Balance Sheets March 31, 2006

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

		3 4 5 6 7 13 14
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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET – REVISED unaudited

March 31, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$27,966
Accounts receivable	1,700,000
Total Current Assets	1,727,966

FURNITURE & EQUIPMENT – net of depreciation	48,406

OTHER ASSETS

Undeveloped Oil & Gas Leases	1,224,651
Less accumulated amortization and valuation allowance	(375,106)
Unevaluated Drilling Costs	89,749
Deposits	19,656
958,950

$2,735,322

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$7,275
Accounts payable – related parties	25,654
Note payable	652,016
Accrued interest payable	65,096
Total Current Liabilities	750,041

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
13,572,647 shares issued and outstanding	13,573
Capital in excess of par value	4,039,482
Deficit accumulated during exploration stage	(2,067,774)
Total Stockholders’ Equity	1,985,281

$2,735,322

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - REVISED unaudited

For the Three Months Ended March 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to March 31, 2006

=========================================================================

	March 31,	March 31,	Jun 6, 1979 to
	2006	2005	Mar 31, 2006
REVENUE
Natural Gas Sales	$-	$-	$-
Compression & Operating Cost	-	-	-
Severance & Production Taxes	-	-	-
Gross Profit	-	-	-

EXPENSES

Exploration	(950)	-	58,225
Annual lease payments	5,907	10,838	58,213
Depreciation, Depletion & Amortization	94,521	114,710	655,001
Goodwill expensed	-	-	100,000
Administrative	117,625	220,999	1,608,001
	217,103	346,547	2,479,440

NET LOSS FROM OPERATIONS	(217,103)	(346,547)	(2,479,440)

OTHER EXPENSES

Gain from sale of oil & gas lease	1,087,588	-	1,178,778
Loss of LLC	-	-	(50,000)
Amortization of warrant premium	(50,000)	(50,000)	(289,785)
Amortization of conversion premium	(62,500)	(62,500)	(362,231)
Interest expense	(11,096)	(10,721)	(65,096)

NET INCOME/(LOSS)	$746,889	$(469,768)	$(2,067,774)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$0.055	$(0.028)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,573	12,548
Diluted	14,073	13,048

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS – REVISED unaudited

For the Three Months Ended March 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to March 31, 2006

=========================================================================

	March 31,	March 31,	Jun 6, 1979 to
	2006	2005	Mar 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$746,889	$(469,768)	$(2,067,774)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	94,521	114,710	655,007
Note valuation amortization	111,662	112,500	651,178
Changes in accounts receivable	(1,695,000)	-	(1,700,000)
Changes in deposits	7,125	225,002	(19,656)
Changes in notes and accounts payable	23,673	-	200,657
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	-	90,000	152,761
Net Decrease in Cash From Operations	(711,130)	72,444	(1,967,358)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(9,258)	(82,320)
Proceeds from sale of oil & gas leases	-	-	210,000
Cost of oil & gas leases sold	-	-	(118,810)
Purchase/development of oil & gas leases	709,297	(49,659)	(1,450,740)
Purchase of interest in LLC	-	-	(50,000)
	709,297	(58,917)	(1,491,870)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	210,000	2,737,194

Net Increase in Cash	(1,833)	223,527	27,966
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$27,966	$236,193	$27,966

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT – REVISED unaudited

March 31, 2006

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

On March 31, 2006, the Company had a net operating loss available for carry forward of $1,405,275. The tax benefit of approximately $421,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

March 31, 2006

_________________________________________________________________________________________________

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas.  Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser.  Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease.  Occasionally the Company may sell specific leases and the gain or loss associated with those transactions will be shown separately from the profit or loss from normal ongoing operations.  In June 2005 the Company sold 2,103 acres that were outside our core area but retained an overriding royalty on the lease.  In March 2006 the Company sold an additional 640 acres.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

March 31, 2006

_________________________________________________________________________________________________

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 (see Note 6).

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  In 2004, the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  The Company intends to move ahead with additional development in the second quarter of 2006.  Expenditures for well permits and related work on other prospects are included in the work in progress category at quarter end.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which is due June 19, 2006 including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

March 31, 2006

_________________________________________________________________________________________________

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

5.  CAPITAL STOCK

During 2005 the Company issued 125,000 common shares for services, 102,631 common shares in exchange for debt and 410,000 shares for cash.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

March 31, 2006

_________________________________________________________________________________________________

6.  ACCOUNT RECEIVEABLE

During March 2006 the Company sold certain of its oil and gas leases for $1,800,000.  The terms of the sale included $100,000 down payment and a payment of $1,700,000 which was received during April 2006.

7.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 22% of the common capital stock issued and have accounts payable due to them of $25,654.

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

The Consolidated Statement of Operations has been restated to show a reclassification of the sale of oil and gas leases from operations to other income and expenses and a reclassification of the good will expensed under other income/expenses to expenses from operations.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

March 31, 2006

_________________________________________________________________________________________________

9.  CORRECTION OF ERRORS (continued)

Following are the before and after account balances as restated:

	Three Months Ending	Year Ending
	3/31/2006	12/31/2005

Capital in Excess of Par Value
Before	3,289,482	3,289,482
After	4,039,482	4,039,482

Deficit
Before	(1,377,102)	(2,235,653)
After	(2,067,774)	(2,814,663)

Net Profit/Loss
Before	858,551	(1,126,628)
After	746,880	(1,616,121)

Net Profit (Loss) from Inception
Before		(2,235,653)
After		(2,814,663)

Earnings (Loss) per share
Before	0.06	(0.08)
After	0.06	(0.12)

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Month Periods Ended March 31, 2006 and 2005

We had no revenue from continuing operations for the three-month period ended March 31, 2006 and 2005.

Expenses for the three months ended March 31, 2006 were $217,103 compared to expenses of $346,547 during the comparable period in 2005.  During the three months ended March 31, 2006 we had $5,907 in lease payments compared to lease payments of $10,838 for the same period in 2005.  Our depreciation and amortization expense was $94,521 for the three months ended March 31, 2006 compared to $114,710 for the same period in 2005.  Our administrative expenses were $117,625 for the three months ended March 31, 2006 compared to $220,999 for the same period in 2005.  We incurred $11,096 in interest expense in the three months ended March 31, 2006 compared to $10,721 interest expense in the same period in 2005.  During the three months ended March 31, 2007 we recognized a gain in the amount of $1,804,239 which came from the sale of our Pinedale lease.  We also had amortization of warrant premium in the amount of $50,000 and amortization of conversion premium of $62,500 for the three months ended March 31, 2006 and 2005.  As a result of the foregoing factors, Desert Mining realized a net profit of $746,889 for the three months ended March 31, 2006 compared to a net loss of $469,768 for the three months ended March 31, 2005.

Cumulative net loss from inception on June 6, 1979 through March 31, 2006 was $2,067,774.

Liquidity and Capital Resources

Total assets at March 31, 2006 were $2,735,322 and consisted of $27,966 in cash,  $1,700,000 in account receivable, $48,406 in furniture and equipment (net of depreciation), $19,656 in deposits, $1,224,651 in undeveloped oil and gas leases, accumulated amortization and valuation allowance of ($375,106) and $89,749 in unevaluated drilling costs.  During the period of this report, we sold our Pinedale lease for a total of $1,800,000 of which we received $100,000 cash and a promissory note for the balance.  Subsequent to the date of this report, we received $1,700,000 proceeds from the promissory note.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At March 31, 2006 we had total current liabilities of $750,041 which consisted of $25,654 in accounts payable to related parties, $7,275 in accounts payable, $652,016 in a note payable and $65,096 in accrued interest payable.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: October 3, 2007

/s/ Randall B. Anderson

Randall B. Anderson

Chief Executive Officer

Date: October 3, 2007

/s/ Peter K. Nelson

Peter K. Nelson

Chief Financial Officer