Form 10QSB/A
period 2006-06-30
DESERT MINING INC
filed 2007-10-03
CIK 1129916

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

January 1, 2005 to June 30, 2006

Consolidated Statement of Cash Flows for the Three and Six Months

Ended June 30, 2006 and 2005 and for the Period June 6, 1979 (Date of

Inception) to June 30, 2006 (unaudited).

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 8 9 15 17
PART II.	Other Information Item 1. Legal Proceedings Item 2. Unregistered Sales of Equity Securities and Use of Proceeds Item 6. Exhibits and Reports on Form 8-K	17 17 17 17
	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET - REVISED unaudited

June 30, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$701,903
Accounts receivable	21,122
Total Current Assets	723,025

FURNITURE & EQUIPMENT – net of depreciation	43,261

OTHER ASSETS

Undeveloped oil & gas leases	1,230,651
Less accumulated amortization and valuation allowance	(427,803)
Unevaluated drilling costs	23,915
Proved developed properties	733,650
Deposits	113,976
1,674,389

$2,440,675

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$19,464
Note payable	750,000
Accrued interest payable	14,178
Total Current Liabilities	783,642

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	4,237,272
Deficit accumulated during exploration stage	(2,594,322)
Total Stockholders’ Equity	1,657,033

$2,440,675

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - Revised unaudited

For the Three and Six Months Ended June 30, 2006 and 2005

=========================================================================

	Three Months		Six Months
	6-30-06	6-30-05	6-30-06	6-30-05
REVENUE
Natural Gas Sales	$21,122	$-	$21,122	$-
Compression & Operating Cost	-	-	-	-
Severance & Production Taxes	-	-	-	-
Gross Profit	21,122	-	21,122	-

EXPENSES

Exploration	(3,925)	21,832	(4,875)	21,832
Annual lease payments	12,970	3,345	18,877	14,183
Depreciation, Depletion & Amort’n	58,962	110,451	153,483	225,161
Administrative	367,501	149,277	485,126	370,276
	435,508	284,905	652,611	631,452

NET LOSS FROM OPERATIONS	(414,386)	(284,905)	(631,489)	(631,452)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	91,190	1,087,588	91,190
Amortization of warrants	(43,548)	(50,000)	(93,548)	(100,000)
Amortization of conversion premium	(54,436)	(62,500)	(116,936)	(125,000)
Interest expense	(14,178)	(11,219)	(25,274)	(21,940)

NET INCOME/(LOSS)	$(526,548)	$(317,434)	$220,341	$(787,202)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.038)	$(0.024)	$0.016	$(0.061)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,828	13,208	13,658	12,808
Diluted	14,328	13,708	14,158	13,300

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED unaudited

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED unaudited

For the Period June 6, 1979 (Date of Inception) to June 30, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating profit for the period ended
June 30, 2006	-	-	-	220,341

Balance June 30, 2006	14,082,647	$14,083	$4,237,272	$(2,594,322)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS – REVISED unaudited

For the Six Months Ended June 30, 2006 and 2005

=========================================================================

	June 30,	June 30,	Jun 6, 1979 to
	2006	2005	June 30, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$220,341	$(787,202)	$(2,594,322)
Adjustments to reconcile net loss to
net cash provided by operating
Activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	153,483	225,161	924,453
Note valuation amortization	210,484	225,000	523,394
Changes in accounts receivable	(87,195)	6,497	(92,195)
Changes in deposits	(43,669)	(28,500)	(70,450)
Changes in notes and accounts payable	-	302,567	176,984
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	118,800	90,000	271,561
Net Decrease in Cash From Operations	572,244	33,523	(700,106)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(1,120)	(8,591)	(83,440)
Proceeds from sale of oil & gas leases	1,800,000	-	2,010,000
Cost of oil & gas leases sold	(712,412)	-	(831,222)
Purchase/development of oil & gas leases	(986,609)	(46,923)	(3,310,524)
Purchase of interest in LLC	-	-	(50,000)
	99,859	(55,514)	(2,085,186)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	210,000	2,737,194

Net Increase in Cash	672,103	188,009	701,902
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$701,902	$200,675	$701,902

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Issuance of 2,490,801 common shares for services – 2003-2005			152,761
Issuance of 360,000 common shares for services – 2006			118,800

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

On June 30, 2006, the Company had a net operating loss available for carry forward of $2,029,807. The tax benefit of approximately $609,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

June 30, 2006

__________________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

June 30, 2006

__________________________________________________________________________________________________

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

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  In 2004, the Company drilled the Smith 3-12 located in Campbell County, Wyoming.  This well was drilled to test the potential of the Spotted Horse prospect and encountered gas during the drilling process.  In the second quarter of 2006 the company acquired two additional wells in this prospect and began installing gas gathering and water handling facilities.  Subsequent to quarter end the wells were connected to a sales line and turned to production.   Expenditures for well permits and related work on other prospects are included in the work in progress category at quarter end.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

June 30, 2006

__________________________________________________________________________________________________

4.  NOTE PAYABLE (continued)

of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.

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

During the second quarter the company issued 150,000 restricted common shares as partial consideration for the purchase of oil and gas wells.  The shares were issued in May and the average closing price of our stock in May was $0.53 per share resulting in a valuation of $79,500 for these shares.  In June, the Company issued an additional 360,000 restricted common shares for services. Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors (this is consistent with the number of shares issued to another Director, Gabriel D. Holt).  100,000 shares were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project and 60,000 were issued to Toni D. Soliday, Office manger.  These shares were issued in June when the average closing price of our stock was $0.33 per share resulting in a valuation of $118,800 for this transaction.

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

June 30, 2006

__________________________________________________________________________________________________

5.  CAPITAL STOCK (continued)

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

8.  CORRECTION OF ERRORS

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

June 30, 2006

__________________________________________________________________________________________________

8.  CORRECTION OF ERRORS (continued)

Following are the before and after account balances as restated:

	Six Months Ending	Three Months Ending	Year Ending
	06/30/2006	3/31/2006	12/31/2005

Capital in Excess of Par Value
Before	3,392,972	3,289,482	3,289,482
After	4,237,272	4,039,482	4,039,482

Deficit
Before	(1,737,030)	(1,377,102)	(2,235,653)
After	(2,594,322	(2,067,774)	(2,814,663)

Net Profit/Loss
Before	497,714	858,551	(1,126,628)
After	220,341	746,880	(1,616,121)

Net Profit (Loss) from Inception
Before			(2,235,653)
After			(2,814,663)

Earnings (Loss) per share
Before	0.04	0.06	(0.08)
After	0.02	0.06	(0.12)

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Month Periods Ended June 30, 2006 and 2005

We had revenue from continuing operations for the three-month period ended June 30, 2006 in the amount of $21,122 which came from the sale natural gas. Our expenses included $12,970 for lease payments, $58,962 in depreciation and amortization and $367,501 in administrative costs and ($3,925) for exploration.  We realized a net loss from operations of $414,386 for the three month period ended June 30, 2006.  Other expenses for the same period included $14,178 in interest expense, $43,548 for amortization of warrants and $54,436 for amortization of conversion premium for a net loss of $526,548 for the three month period ended June 30, 2006.  For the same period in 2005, we had no revenue and expenses of $284,905 consisting of $21,832 in exploration costs, $3,345 in lease payments, $110,451 in depreciation and amortization and $149,277 in administration costs for a net loss from operations of $284,905.  We realized a gain on sale from oil and gas leas of $91,190, interest expense of $11,219, amortization of warrants of $50,000 and amortization of conversion premium of $62,500 for the three month period ended June 30, 2005 for a net loss of $317,434.

Six Month Periods Ended June 30, 2006 and 2005

Our revenue for the six month period ended June 30, 2006 was $21,122 which came from the sale of natural gas.  Expenses totaled $652,611 and consisted of $18,877 in annual lease payments, $153,483 in depreciation and amortization ($4,875) for exploration and $485,126 in administrative costs.  Net loss from operations was $631,489.  Other expenses included $1,087,588 gain from sale of oil and gas lease, interest expense of $25,274, amortization of warrants of $93,548 and amortization of conversion premium of $116,936, resulting in a net profit of $220,341 for the six month period ended June 30, 2006.  For the same period in 2005, we had no revenue and total expenses of $631,452 which consisted of $21,832 in exploration costs, $14,183 in annual lease payments, $225,161 in depreciation and amortization and $370,276 in administrative costs.  We realized $91,190 in gain from sale of oil and gas lease, interest expense of $21,940, amortization of warrants of $100,000 and amortization of conversion premium of $125,000, resulting in a net loss of $787,202 for the six month period ended June 30, 2005.

Liquidity and Capital Resources

Total assets at June 30, 2006 were $2,440,675 and consisted of $701,903 in cash,  $21,122 in accounts receivable, $43,261 in furniture and equipment (net of depreciation), $1,230,651 in undeveloped oil and gas leases (less accumulated amortization and valuation allowance of $427,803), unevaluated drilling costs of $23,915, proved developed properties of $733,650 and deposits of $113,976.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At June 30, 2006 we had total current liabilities of $783,642 which consisted of $91,464 in accounts payable and $750,000 in the form of a note payable and accrued interest of $14,178.

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

/s/ Peter K Nelson

Peter K. Nelson

Chief Financial Officer