Form 10QSB/A
period 2006-09-30
DESERT MINING INC
filed 2007-10-03
CIK 1129916

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

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 8 9 15 17
PART II.	Other Information Item 1. Legal Proceedings Item 6. Exhibits and Reports on Form 8-K	17 17 17
	Signatures	18

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED BALANCE SHEET -REVISED unaudited

September 30, 2006

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$176,814
Accounts receivable	76,761
Total Current Assets	253,575

FURNITURE & EQUIPMENT – net of depreciation	30,694

OTHER ASSETS

Undeveloped oil & gas leases	1,230,651
Less accumulated amortization and valuation allowance	(482,352)
Proved developed properties	1,078,890
Less accumulated depletion	(7,828)
Unevaluated drilling cost	23,915
Deposits	87,531
1,930,807

$2,215,076

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$7,763
Note payable	750,000
Accrued interest payable	48,206
Total Current Liabilities	805,969

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,082,647 shares issued and outstanding	14,083
Capital in excess of par value	4,237,272
Deficit accumulated during exploration stage	(2,842,248)
Total Stockholders’ Equity	1,409,107

$2,215,076

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - REVISED unaudited

For the Three and Nine Months Ended September 30, 2006 and 2005

=========================================================================

	Three Months		Nine Months
	9-30-06	9-30-05	9-30-06	9-30-05
REVENUE
Natural Gas Sales	$50,018	$-	$71,138	$-
Compression & Operating Cost	(6,639)	-	(6,639)	-
Severance & Production Taxes	(4,240)	-	(4,240)	-
Gross Profit	39,139	-	60,260	-

EXPENSES

Exploration	-	115	(4,875)	21,947
Annual lease payments	8,600	21,325	27,477	35,508
Depreciation, Depletion & Amort’n	74,945	94,791	228,428	319,952
Administrative	169,493	180,228	654,618	550,504
	253,038	296,459	905,648	927,911

NET LOSS FROM OPERATIONS	(213,899)	(296,459)	(845,388)	(927,911)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	-	1,087,588	91,190
Amortization of warrants	-	(50,000)	(93,548)	(150,000)
Amortization of conversion premium	-	(62,500)	(116,936)	(187,500)
Interest expense	(34,027)	(11,343)	(59,301)	(33,283)

NET INCOME/(LOSS)	$(247,926)	$(420,302)	$(27,585)	$(1,207,504)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.018)	$(0.032)	$(0.002)	$(0.091)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,828	13,323	13,658	13,315
Diluted	14,328	13,823	14,158	13,815

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED unaudited

For the Period June 6, 1979 (Date of Inception) to September 30, 2006

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED unaudited

For the Period June 6, 1979 (Date of Inception) to September 30, 2006

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the PERIOD ended
September 30, 2006	-	-	-	(27,585)

Balance September 30, 2006	14,082,647	$14,083	$4,237,272	$(2,842,248)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS – REVISED unaudited

For the Six Months Ended September 30, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to September 30, 2006

=========================================================================

	Sept 30,	Sept 30,	Jun 6, 1979 to
	2006	2005	Sept 30, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(27,585)	$(1,207,504)	$(2,842,248)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	228,428	319,952	788,914
Note valuation amortization	210,484	337,500	750,000
Changes in accounts receivable	(71,761)	6,497	(76,761)
Changes in deposits	(60,750)	(21,375)	(87,531)
Changes in notes and accounts payable	192,533	151,877	369,517
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	54,000	125,100	206,761
Net Decrease in Cash From Operations	525,349	(287,953)	(730,879)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(1,120)	(20,952)	(83,440)
Proceeds from sale of oil & gas leases	1,800,000	210,000	2,010,000
Cost of oil & gas leases sold	(712,412)	(118,810)	(831,222)
Purchase/development of oil & gas leases	(1,464,802)	(3,677)	(3,624,839)
Purchase of interest in LLC	-	-	(50,000)
	(378,334)	66,561	(2,579,501)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	210,000	2,737,194

Net Increase in Cash	147,015	(11,392)	176,814
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$176,814	$1,274	$176,814

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Issuance of 2,490,801 common shares for services – 2003-2005			$152,761
Issuance of 360,000 common shares for services - 2006			118,800

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENT - REVISED unaudited

September 30, 2006

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

On September 30, 2006, the Company had a net operating loss available for carry forward of $2,277,733. The tax benefit of approximately $683,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED unaudited (Continued)

September 30, 2006

___________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED unaudited (Continued)

September 30, 2006

___________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED unaudited (Continued)

September 30, 2006

___________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS – REVISED unaudited (Continued)

September 30, 2006

___________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED unaudited (Continued)

September 30, 2006

___________________________________________________________________________________

8.  CORRECTION OF ERRORS (continued)

Following are the before and after account balances as restated:

	Nine Months Ending	Six Months Ending	Three Months Ending	Year Ending
	09/30/2006	06/30/2006	3/31/2006	12/31/2005

Capital in Excess of Par Value
Before	3,392,972	3,392,972	3,289,482	3,289,482
After	4,237,272	4,237,272	4,039,482	4,039,482

Deficit
Before	(1,063,170)	(1,737,030)	(1,377,102)	(2,235,653)
After	(2,842,248)	(2,594,322	(2,067,774)	(2,814,663)

Net Profit/Loss
Before	272,474	497,714	858,551	(1,126,628)
After	(27,584)	220,341	746,880	(1,616,121)

Net Profit (Loss) from Inception
Before				(2,235,653)
After				(2,814,663)

Earnings (Loss) per share
Before	0.02	0.04	0.06	(0.08)
After	0.00	0.02	0.06	(0.12)

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Three Month Periods Ended September 30, 2006 and 2005

We had revenue from continuing operations for the three-month period ended Sept. 30, 2006 in the amount of $50,018 which came from the sale natural gas. We had $6,639 in compression and operating costs and $4,240 in severance and production taxes for a gross profit of $39,139.  Our expenses included $8,600 for lease payments, $74,945 in depreciation and amortization and $169,493 in administrative costs.  We realized a net loss from operations of $213,899 for the three month period ended Sept. 30, 2006.  Other expenses for the same period included $34,027 in interest expense for a net loss of $247,926 for the three month period ended Sept. 30, 2006.  For the same period in 2005, we had no revenue and expenses of $296,459 consisting of $115 in exploration costs, $21,325 in lease payments, $94,791 in depreciation and amortization and $180,228 in administration costs for a net loss from operations of $296,459.  We had interest expense of $11,343, amortization of warrants of $62,500 and amortization of conversion premium of $11,343 for the three month period ended Sept. 30, 2005 for a net loss of $420,302.

Nine Month Periods Ended September 30, 2006 and 2005

Our revenue for the nine month period ended Sept. 30, 2006 was $71,138 which came from the sale of natural gas.  We had $6,639 in compression and operating costs and $4,240 in severance and production taxes for a gross profit of $60,260.  Expenses totaled $905,648 and consisted of $27,477 in annual lease payments, $228,428 in depreciation and amortization ($4,875) for exploration and $654,618 in administrative costs.  Net loss from operations was $845,388.  Other expenses included $1,087,588 gain from sale of oil and gas lease, interest expense of $59,301, $93,548 in amortization of warrants and $116,936 in amortization of conversion premium, resulting in a net loss of $27,585 for the nine month period ended Sept. 30, 2006.  For the same period in 2005, we had no revenue and total expenses of $927,911 which consisted of $21,947 in exploration costs, $35,508 in annual lease payments, $319,952 in depreciation and amortization and $550,504 in administrative costs.  We realized $91,190 in gain from sale of oil and gas lease, $150,000 in amortization of warrants, $187,500 in amortization of conversion premium and interest expense of $33,283, resulting in a net loss of $1,207,504 for the nine month period ended Sept. 30, 2005.

Liquidity and Capital Resources

Total assets at Sept. 30, 2006 were $2,215,076 and consisted of $176,814 in cash,  $76,761 in accounts receivable, $30,694 in furniture and equipment (net of depreciation), undeveloped oil and gas leases of $1,230,651 (less $482,352 accumulated amortization and valuation allowance), $1,078,890 in proved developed properties (less $7,828 accumulated depletion), $23,915 in unevaluated drilling costs and $87,531 in deposits.  Management believes we have sufficient cash on hand to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At Sept. 30, 2006 we had total current liabilities of $805,969 which consisted of $7,763 in accounts payable and $750,000 in the form of a note payable and $48,206 in accrued interest.

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