Form 10KSB/A
period 2006-12-31
DESERT MINING INC
filed 2007-10-03
CIK 1129916

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

By: /s/ Peter K Nelson

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

/s/ Madsen & Associates, CPA’s In.

Salt Lake City, Utah

March 28, 2007 except for Note 10 which is dated May 8, 2007

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS- REVISED

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006
REVENUE
Natural Gas Sales	$114,266	$-	$114,266
Compression & Operating Cost	(21,362)	-	(21,362)
Severance & Production Taxes	(13,606)	-	(13,606)
Gross Profit	79,298	-	79,298

EXPENSES

Exploration	-	59,175	54,225
Annual lease payments	27,477	45,166	79,783
Depreciation, Depletion & Amortization	296,492	447,264	856,972
Goodwill expensed	-	-	100,000
Administrative	821,279	661,082	2,316,600
	1,145,248	1,212,687	3,407,580

NET LOSS FROM OPERATIONS	(1,065,950)	(1,212,687)	(3,328,282)

OTHER EXPENSES

Gain from sale of oil & gas lease	1,120,563	91,190	1,211,748
Loss of LLC	-	-	(50,000)
Amortization of warrant premium	(93,548)	(199,999)	(333,333)
Amortization of conversion premium	(116,936)	(250,000)	(416,667)
Interest expense	(93,452)	(44,625)	(147,452)

NET INCOME/(LOSS)	$(249,323)	$(1,616,121)	$(3,063,986)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.018)	$(0.123)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	13,870	13,123
Diluted	14,370	13623

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - REVISED

For the Years Ended December 31, 2006 and 2005 and the

Period June 6, 1979 (Date of Inception) to December 31, 2006

=========================================================================

	Dec 31,	Dec 31,	Jun 6, 1979 to
	2006	2005	Dec 31, 2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(249,323)	$(1,616,121)	$(3,063,986)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Good will expensed	-	-	100,000
Loss of LLC	-	-	50,000
Depreciation, depletion & amortization	296,492	447,264	856,972
Note valuation amortization	210,484	449,999	750,000
Changes in accounts receivable	(30,377)	1,497	(35,377)
Changes in deposits	(60,750)	(24,250)	(87,531)
Changes in notes and accounts payable	33,215	133,109	161,871
Contributions to capital – expenses	-	-	10,469
Issuance of capital stock for expenses	118,800	125,100	206,761
Net Decrease in Cash From Operations	318,541	(483,402)	(1,050,821)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(22,269)	(82,320)
Proceeds from sale of oil & gas leases	1,838,400	210,000	2,066,730
Cost of oil & gas leases sold	(717,837)	(118,810)	(701,638)
Purchase/development of oil & gas leases	(1,359,146)	21,614	(3,559,388)
Purchase of interest in LLC	-	-	(50,000)
	(238,583)	90,535	(2,326,616)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-	750,000
Proceeds from issuance of common stock	-	410,000	2,737,194

Net Increase in Cash	79,958	17,133	109,757
Cash at Beginning of Period	29,799	12,666	-
Cash at End of Period	$109,757	$29,799	$109,757

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003			$10,469
Issuance of 2,490,801 common shares for services – 2003-2005			152,761
Issuance of 360,000 common shares for services - 2006			118,800

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

On December 31, 2006, the Company had a net operating loss available for carry forward of $2,203,503. The tax benefit of approximately $661,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2027.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS- REVISED (Continued)

December 31, 2006

__________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

__________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

__________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

__________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

(Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS - REVISED (Continued)

December 31, 2006

__________________________________________________________________________________________

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

Following are the before and after account balances as restated:

	Year Ending	Year Ending
	12/31/2006	12/31/2005

Capital in Excess of Par Value
Before	3,392,972	3,289,482
After	4,237,272	4,039,482

Deficit
Before	(2,178,977)	(2,235,653)
After	(3,063,986)	(2,814,663)

Net Profit/Loss
Before	56,676	(1,126,628)
After	(249,323)	(1,616,121)

Net Profit (Loss) from Inception
Before	(2,170,977)	(2,235,653)
After	(3,063,986)	(2,814,663)

Earnings (Loss) per share
Before	0.00	(0.09)
After	(0.02)	(0.12)