Form 10QSB
period 2007-09-30
DESERT MINING INC
filed 2007-11-14
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 12, 2007, there were 14,162,647 shares of common stock, $0.001 par value, issued and outstanding.

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

The accompanying balance sheets of Desert Mining, Inc. at September 30, 2007 and the related statements of operations, and the statements of cash flows, for the three and nine months ended September 30, 2007 and 2006 and the period June 6, 1979 to September 30, 2007, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 2007, are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

September 30, 2007

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$447,655
Accounts receivable	3,397
Total Current Assets	451,052

FURNITURE & EQUIPMENT – net of depreciation	14,195

OTHER ASSETS

Undeveloped oil & gas leases	850,779
Less accumulated amortization and valuation allowance	(545,788)
Proved developed properties	1,380,983
Less accumulated depletion	(48,670)
Unevaluated drilling cost	27,406
Deposits	122,531
1,787,241

$2,252,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$286,387
Production taxes payable	14,408
Note payable	750,000
Accrued interest payable	171,863
Total Current Liabilities	1,222,658

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,193
Deficit accumulated during exploration stage	(3,241,526)
Total Stockholders’ Equity	1,029,830

$2,252,488

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2007 and 2006

=========================================================================

	Three Months		Nine Months
	9-30-07	9-30-06	9-30-07	9-30-06
REVENUE
Natural Gas Sales	$24,358	$50,018	$130,155	$71,138
Compression & Operating Cost	(54,985)	(6,639)	(89,127)	(6,639)
Severance & Production Taxes	(2,924)	(4,240)	(15,620)	(4,240)
Gross Profit	(33,551)	39,139	25,408	60,260

EXPENSES

Exploration	-	-	-	(4,875)
Annual lease payments	27,165	8,600	51,998	27,477
Depreciation, Depletion & Amort’n	76,647	74,945	188,888	228,428
Administrative	187,392	169,493	442,961	654,618
	291,204	253,038	683,847	905,648

NET LOSS FROM OPERATIONS	(324,755)	(213,899)	(658,439)	(845,388)

OTHER EXPENSES

Gain from sale of oil & gas lease	575,070	-	575,070	1,087,588
Amortization of warrants	-	-	-	(93,548)
Amortization of conversion premium	-	-	-	(116,936)
Interest expense	(24,517)	(34,027)	(94,171)	(59,301)

NET INCOME/(LOSS)	$225,798	$(247,926)	$(177,540)	$(27,585)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$0.016	$(0.018)	$(0.013)	$(0.002)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,162	13,828	14,162	13,658
Diluted	14,162	14,328	14,162	14,158

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to September 30, 2007

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

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY- REVISED

For the Period June 6, 1979 (Date of Inception) to September 30, 2007

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the year ended
December 31, 2006	-	-	-	(249,323)

Balance December 31, 2006	14,082,647	14,083	4,237,272	(3,063,986)

Issuance of common stock for cash
at $0.25 – January 2007	80,000	80	19,920
Net operating loss for the nine months ended
September 30, 2007	-	-	-	(177,540)

Balance September 30, 2007	14,162,647	$14,163	$4,257,192	$(3,241,526)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS – unaudited

For the Nine Months Ended September 30, 2007 and 2006

=========================================================================

	Sept 30,	Sept 30,
	2007	2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(177,540)	$(27,585)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Gain on sale of lease	(575,070)	(1,087,588)
Depreciation, depletion & amortization	188,888	228,428
Note valuation amortization	-	210,484
Changes in accounts receivable	31,980	(71,761)
Changes in deposits	(35,000)	(60,750)
Changes in notes and accounts payable	365,091	192,533
Contributions to capital – expenses	-	-
Issuance of capital stock for expenses	-	54,000
Net Increase/(Decrease) in Cash From Operations	(201,651)	(562,239)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(1,120)
Proceeds from sale of oil & gas leases	821,798	1,800,000
Purchase/development of oil & gas leases	(302,249)	(1,089,626)
	519,549	709,254

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	20,000	-

Net Increase in Cash	337,898	147,015
Cash at Beginning of Period	109,757	29,799
Cash at End of Period	$447,655	$176,814

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Issuance of 2,490,801 common shares for services – 2003-2005		$152,761
Issuance of 360,000 common shares for services - 2006		118,800

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT - unaudited

September 30, 2007

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

The Company is engaged in the activity of acquiring, exploring, developing and operating oil and gas leases.

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

On September 30, 2007, the Company had a net operating loss available for carry forward of $2,168,202. The tax benefit of approximately $650,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2007

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

Revenue Recognition

The Company is in the business of exploring for, developing, producing and selling crude oil and natural gas.  Crude oil revenue is recognized when the product is taken from the storage tanks on the lease and delivered to the purchaser.  Natural gas revenues are recognized when the product is delivered into a third party pipeline downstream of the lease.  Occasionally the Company may sell specific leases and the gain or loss associated with those transactions will be shown separately from the profit or loss from normal ongoing operations.  In June 2005 the Company sold 2,103 acres that were outside our core area but retained an overriding royalty on the lease.  In March 2006 the Company sold 640 acres and in September 2007, we sold an additional 6,045 acres.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2007

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

3.  OIL & GAS LEASES

During 2003, 2004, and 2005 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The required yearly payments are expensed as paid.  The Company acquired an additional 2,856 BLM acres in the second quarter of 2007.  Due to the short term remaining on the leases, no consideration was paid to the vendor but the vendor retained an overriding royalty on the leases.  This transaction added $5,712 to our annual BLM obligations.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.

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

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision.  Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable will be amortized over the life of the note.   The Warrants have now expired.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2007

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

5.  CAPITAL STOCK

During the second quarter of 2006 the company issued 150,000 restricted common shares as partial consideration for the purchase of oil and gas wells.  The shares were issued in May and the average closing price of our stock in May was $0.53 per share resulting in a valuation of $79,500 for these shares.  In June 2006, the Company issued an additional 360,000 restricted common shares for services.  Of these, 200,000 were issued to Craig E. Gunter as consideration for his serving on the Board of Directors (this is consistent with the number of shares issued to another Director, Gabriel D. Holt); 100,000 shares were issued to Gabriel D. Holt as consideration for his serving as Project Manager for the Spotted Horse project and 60,000 were issued to Toni D. Soliday, Office manger.  These shares were issued in June when the average closing price of our stock was $0.33 per share resulting in a valuation of $118,800 for this transaction.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS – unaudited (Continued)

September 30, 2007

__________________________________________________________________________________________________

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

7.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extensions and the Company has exercised the second year option.

8.  GOING CONCERN

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

In 2005 we drilled the Smith 3-12 located in Campbell County Wyoming. The well was drilled to test the potential of the Spotted Horse prospect and we encountered gas during the drilling process. In the second quarter of 2006, the Company acquired two additional wells in the prospect and began installing gas gathering and water handling facilities. The facilities were completed in July and we achieved our first production on July 31.  We began injecting produced water into the well on a full time basis in April 2007.  We have contracted Baker Energy from Sheridan Wyoming to prepare the Plan of Development for an additional 14 wells on our Federal acreage adjacent to our current wells and are scheduled to appear before the BLM in November 2007 to review the plan. Separately, we have received two approved well permits for our Dripping Rock project and are currently evaluating development alternatives.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Description of Property.

We have 14,507 Federal acres, 9,931 State acres and 206 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised the second year option.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Three Month Periods Ended September 30, 2007 and 2006

We had revenue from continuing operations for the three-month period ended September 30, 2007 in the amount of $24,358 which came from the sale of natural gas. We had compression and operating costs of $54,985 and severance and production taxes of $2,924 for a gross loss of ($33,551).  Our expenses included $27,165 for lease payments, $76,647 in depreciation and amortization and $187,392 in administrative costs.  We realized a net loss from operations of $324,755 for the three month period ended September 30, 2007.  Other expenses for the same period included $24,517 in interest expense and $575,070 gain from sale of oil and gas lease for a net income of $225,798 for the three month period ended September 30, 2007.  For the same period in 2006, we had revenue of $50,018 from natural gas sales, $6,639 in compression and operating cost and $4,240 of severance and production taxes.  We had expenses of $253,038 consisting of $8,600 in lease payments, $74,945 in depreciation and amortization and $169,493 in administration costs for a net loss from operations of $213,899.  We had interest expense of $34,027 for the three month period ended September 30, 2006, 2006 which resulted in a net loss of $247,926.

Nine Month Periods Ended September 30, 2007 and 2006

We had revenue from continuing operations for the nine-month period ended September 30, 2007 in the amount of $130,155 which came from the sale of natural gas. We had compression and operating costs of $89,127 and severance and production taxes of $15,620 for a gross profit of $25,408.  Our expenses included $51,998 for lease payments, $188,888 in depreciation and amortization and $442,961 in administrative costs.  We realized a net loss from operations of $658,439 for the nine month period ended September 30, 2007.  Other expenses for the same period included $94,171 in interest expense and gain from sale of oil and gas lease of $575,070 for a net loss of $177,540 for the nine month period ended September 30, 2007.  For the same period in 2006, we had revenue of $71,138 from natural gas sales, $6,639 in compression and operating cost, $4,240 in severance and production taxes for a gross profit of $60,260.  In the same period, we had expenses of $905,648 consisting of $27,477 in lease payments, ($4,875) in exploration, $228,428 in depreciation and amortization and $654,618 in administration costs for a net loss from operations of $845,388.  We had interest expense of $59,301, amortization of warrant premium of $93,548, amortization of conversion premium of $116,936 and a gain from sale of oil and gas lease in the amount of $1,087,588 for the nine month period ended September 30, 2006 which resulted in a net loss of $27,585.

Liquidity and Capital Resources

Total assets at September 30, 2007 were $2,252,488 and consisted of $447,655 in cash,  $3,397 in accounts receivable, $14,195 in furniture and equipment (net of depreciation), undeveloped oil and gas leases of $850,779, less accumulated amortization and valuation allowance of $545,788, proved producing properties of $1,380,983 less accumulated depletion of $48,670, unevaluated drilling costs of $27,406 and deposits of $122,531.  Management believes we have sufficient cash on hand and anticipated revenue from our oil and gas leases to continue operations through the next twelve months. If we require additional capital, we may seek advances from officers or shareholders, sell shares of our stock or explore other debt financing strategies.

At September 30, 2007 we had total current liabilities of $1,222,658 which consisted of $286,387 in accounts payable, $14,408 in production taxes payable, $750,000 in a note payable and $171,863 in accrued interest payable.

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

During 2003, 2004, 2005 and 2006 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The initial payments for the leases are being amortized over the remaining life of the leases.  The required yearly payments are expensed as paid. The Company acquired an additional 2,856 BLM acres in the second quarter of 2007.  Due to the short term remaining on the leases, no consideration was paid to the vendor but the vendor retained an overriding royalty on the leases.  This transaction added $5,712 to our annual BLM obligations.

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing annual payments by $640 and in December 2006 the Company sold an additional 640 State acres retaining a 3.33% overriding royalty and reducing annual payments by $640. In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.

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

PART II

ITEM 1.  Legal Proceedings.

The Company was named in a complaint dated July 27, 2007 which was filed in the State of Wyoming, County of Campbell, District Court, Sixth Judicial District with Civil No. 28144.  The complaint was brought by Cammeran Petroleum, Inc., an Oklahoma corporation and named Desert Mining, Inc. and its subsidiary, 44 Mag Production, Inc. among other parties.  The complaint relates to mining leases and royalties in Wyoming and the plaintiff is requesting the Court to quiet title on the properties in dispute.  The Company has attempted to settle the dispute amicably and now intends to fully defend its position.

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2007.  However, subsequent to the date of this report, we filed a current report on Form 8-K/A on October 3, 2007 regarding Item 4.02.  We also filed a current report on Form 8-K  on October 24, 2007 regarding Item 5.02.

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

DESERT MINING, INC.

Date: November 14, 2007

/s/ Gabriel Holt

Gabriel Holt

Chief Executive Officer and

Chief Financial Officer

17