Form 10KSB
period 2007-12-31
DESERT MINING INC
filed 2008-03-28
CIK 1129916

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-KSB	OMB APPROVAL
OMB Number: 3235-0420
Expires: March 31, 2007
Estimated average burden
Hours per response……1646

(Mark One)

☐

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year:  $169,899

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

The aggregate market value of the issuer’s common stock held by non-affiliates at March 27, 2008 is deemed to be $888,948.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  At March 27, 2008 there were 14,162,647 shares of common stock of the registrant outstanding, par value $.001.

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

Description of Business

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

In 2005 we drilled the Smith 3-12 located in Campbell County Wyoming. The well was drilled to test the potential of the Spotted Horse prospect and we encountered gas during the drilling process. In the second quarter of 2006, the Company acquired two additional wells in the prospect and began installing gas gathering and water handling facilities. The facilities were completed in July and we achieved our first production on July 31.  We began injecting produced water into the well on a full time basis in April 2007.  We have contracted Baker Energy from Sheridan Wyoming to prepare the Plan of Development for an additional 14 wells on our Federal acreage adjacent to our current wells and expect to receive approval shortly. Separately, we have received two approved well permits for our Dripping Rock project and are currently evaluating development alternatives.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Item 2.

Description of Property

We have 6,159 Federal acres and 18,279 State acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised both the first and second year options.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Item 3.

Legal Proceedings

The Company was named in a complaint dated July 27, 2007 which was filed in the State of Wyoming, County of Campbell, District Court, Sixth Judicial District with Civil No. 28144.  The complaint was brought by Cammeran Petroleum, Inc., an Oklahoma corporation and named Desert Mining, Inc. and its subsidiary, 44 Mag Production, Inc. among other parties.  The complaint relates to mining leases and royalties in Wyoming and the plaintiff is requesting the Court to quiet title on the properties in dispute.  The Company has attempted to settle the dispute amicably and now intends to fully defend its position.  The can be no assurance of a positive outcome and any negative outcome could have an adverse affect on the Company.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".  As of March 27, 2008, we had 77 shareholders holding 14,162,647 shares of common stock.  Of the issued and outstanding common stock, 7,300,000 are free trading, the balance are restricted stock as that term is used in Rule 144.

	CLOSING BID		CLOSING ASK

2006	High	Low	High	Low

First Quarter	1.30	.25	1.85	.50
Second Quarter	.62	.25	1.01	.29
Third Quarter	.70	.18	.83	.20
Fourth Quarter	.55	.20	.80	.32

2007	High	Low	High	Low

First Quarter	.26	.21	.40	.30
Second Quarter	.21	.09	.40	.13
Third Quarter	.15	.08	.22	.11
Fourth Quarter	.08	.05	.20	.09

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Item 6.

Management’s Discussion and Analysis or Plan of Operation

Results of Operations for the Years Ended December 31, 2007 and 2006

During the year ended December 31, 2007 we had revenue of $169,899 from natural gas sales with operating costs of $132,638 and Severance & Production Taxes of $20,395 for a gross profit of $16,866. Our expenses were $948,577 consisting of $60,134 in annual lease payments, $246,133 in depreciation, depletion and amortization and $642,310 in administrative expenses.  For the year ended December 31, 2006, we recognized a net loss from operations of $931,711. Other expenses included a gain from sale of oil and gas lease of $575,070 and interest expense of $140,166 leaving us with a net loss of $496,807.

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

Liquidity and Capital Resources

Total assets at December 31, 2007 were $1,966,560 and consisted of $148,306 in cash and $22,130 accounts receivable, $53,829 in furniture and equipment (net of depreciation), $850,779 in oil and gas leases less $586,597 in accumulated amortization and valuation allowance, $1,386,643 in proved producing properties less $58,467 in accumulated depletion, $27,406 in unevaluated drilling costs and $122,531 in deposits.

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management ($35,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

Our liabilities consisted of $288,643 in accounts payable, $750,000 in a note payable with accrued interest and accrued interest payable of $217,355 for total liabilities of $1,255,998.

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision. Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable was amortized over the life of the note.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value.  This discount was amortized over the life of the note

Additionally, the note provides for the interest rate to be increased to 18% after the initial term.  The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 but no overriding royalty was retained and in December 2006 the Company sold 640 State acres reducing annual payments by $640 and retained a 3.33% overriding royalty.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  The acquisition price of these leases was written off.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed. At year end 2007 the Company had three wells producing.

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

Item 8.

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Item 8B.  Other Information

There are no further disclosures.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Positions	Since
Peter K. Nelson	64	President, Secretary, Treasurer, CFO and Director	June 2003
Randall B. Anderson	57	Chief Executive Officer and Director	Nov. 2004
Gabriel Holt	31	Director	July 2003
Craig E. Gunter	73	Director	May 2006

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

The Company accepted the resignations of Peter K. Nelson (President, Secretary, Treasurer, CFO and director), Randall B. Anderson (Chief Executive Officer and Director) and Craig E. Gunter (director) effective October 22, 2007.  None of the resigning officers/directors had a dispute with the Company.  All resigning officers/directors tendered their resignations to pursue other activities.

Gabriel Holt assumed the positions of President, Secretary, Treasurer and Chief Financial Officer and will remain as the sole director until such time as new directors are elected or the Company appoints new officers and/or directors.

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

Item 10. Executive Compensation

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter K. Nelson (1)	2007	71,537	0	0	0	0	0	0	71,537
President, Secretary, Treasurer, CFO,	2006	60,000	50,000	0	0	0	0	0	110,000
Director	2005	60,000	0	0	0	0	0	0	60,000

Randall B. Anderson (2)	2007	95,960	0	0	0	0	0	0	95,960
CEO, Director	2006	90,000	0	0	0	0	0	0	90,000
	2005	90,000	0	0	0	0	0	0	90,000

Gabriel Holt, President,	2007	3,000	0	0	0	0	0	0	3,000
Secretary, Treasurer, CFO,	2006	20,000	0	15,000	0	0	0	0	35,000
Field Operations Manager, Director	2005	0	0	0	0	0	0	0	0

Craig E. Gunter (3),	2007	36,784	0	0	0	0	0	0	36,784
Exploration Manager, Director	2006	12,000	0	30,000	0	0	0	0	42,000

(1)  Mr. Nelson received compensation as a consultant to the Company.

(2)  Mr. Anderson received compensation as a consultant to the Company.

(3)  Mr. Gunter received compensation for consulting work for the Company.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters

The following table sets forth as of March 27, 2008, the number and percentage of the 14,162,647 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address	Amount	Percentage

Peter K. Nelson (1) (2) 4328 Highway 66, Longmont, CO 80504	1,200,000	8.47%

Gabriel Holt (1) 4328 Highway 66 Longmont, CO 80504	300,000	2.11%

Ted Cooper 152 Twin Oaks Road Los Gatos, CA 85032	1,118,000	7.89%

All Officers and Directors as a Group (1 person)	300,000	2.11%

(1)  Officer and/or director

Item 12. Certain Relationships and Related Transactions

Officers-directors and a Company manager have acquired 4.4% of the common capital stock issued.

In 2006, the Company acquired two gas wells from a related party at the predecessor cost by the issuance of 150,000 shares of common stock and cash of $150,000.

GDH Roustabouts, a company owned by Gabriel D. Holt, a Director of the Company, performed general labor and roustabout services on the Spotted Horse project.

We paid $133,570 to a shareholder for consulting services and we also paid $46,167 to a shareholder for administrative services.

Item 13.  Exhibits

Exhibit Number	Title	Location
3(i)	Articles of Incorporation	*
3(ii)	Bylaws	*
10	Cedar Ridge Agreement	Attached
14	Code of Ethics**	**
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached
32.1	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

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

Item 14.  Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Desert Mining’s annual financial statement and review of financial statements included in Desert Minings’10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $11,235 for fiscal year ended 2006 and $12,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Minings’ financial statements that are not reported above were $-0- for fiscal years ended 2006 and 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were approximately $450 for fiscal year ended 2005 and consisted of tax compliance services and $450 for fiscal year ended 2007 and consisted of tax compliance services.

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

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESERT MINING, INC.

Date: March 27, 2008	By: /s/ Gabriel Holt
Gabriel Holt
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2008	By: /s/ Gabriel Holt
Gabriel Holt
Sole Director

MADSEN & ASSOCIATES, CPA’S INC.	684 East Vine Street, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801-268-2632
Fax 801-262-3978

Board of Directors

Desert Mining, Inc. and Subsidiary

Longmont, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Desert Mining, Inc. and subsidiary at December 31, 2007 and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Desert Mining, Inc. and subsidiary at December 31, 2007 and the results of operations and cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

March 13, 2008

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2007

ASSETS
CURRENT ASSETS

Cash	$148,306
Accounts receivable	22,130
Total Current Assets	170,436

FURNITURE & EQUIPMENT – net of depreciation	53,829

OTHER ASSETS

Undeveloped oil & gas leases	850,779
Less valuation allowance	(586,597)
Proved producing properties	1,386,643
Less accumulated depletion	(58,467)
Unevaluated drilling cost	27,406
Deposits	122,531
1,742,295

$1,966,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$288,643
Note payable	750,000
Accrued interest payable	217,355
Total Current Liabilities	1,255,998

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,192
Deficit accumulated during exploration stage	(3,560,793)
Total Stockholders’ Equity	710,562

$1,966,560

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2007 and 2006

	Dec 31,	Dec 31,
	2007	2006
REVENUE
Natural Gas Sales	$169,899	$114,266
Compression & Operating Cost	(132,638)	(21,362)
Severance & Production Taxes	(20,395)	(16,606)
Gross Profit	16,866	79,298

EXPENSES

Exploration	-	-
Annual lease payments	60,134	27,477
Depreciation, Depletion & Amortization	246,133	296,492
Administrative	642,310	821,279
	948,577	1,145,248

NET LOSS FROM OPERATIONS	(931,711)	(1,065,950)

OTHER EXPENSES

Gain from sale of oil & gas lease	575,070	1,120,563
Amortization of warrant premium	-	(93,548)
Amortization of conversion premium	-	(116,936)
Interest expense	(140,166)	(93,452)

NET INCOME/(LOSS)	$(496,807)	$(249,323)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.035)	$(0.018)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,163	13,870
Diluted	14,163	14,370

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period December 31, 2004 to December 31, 2007

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 2004	12,398,000	$12,398	$3,402,926	$(1,198,542)

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the year ended
December 31, 2006	-	-	-	(249,323)

Balance December 31, 2006	14,082,647	14,083	4,237,272	(3,063,986)

Issuance of common stock for cash
at $0.25 – January 2007	80,000	80	19,920	-

Net operating loss for the year ended
December 31, 2007	-	-	-	(496,807)

Balance December 31, 2007	14,162,647	$14,163	$4,257,192	$(3,560,793)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	Dec 31,	Dec 31,
	2007	2006

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(496,807)	$(249,323)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	246,133	296,492
Note valuation amortization	-	210,484
Changes in accounts receivable	13,247	(30,377)
Changes in deposits	(35,000)	(60,750)
Changes in notes and accounts payable	398,431	33,215
Contributions to capital – expenses	-	-
Issuance of capital stock for expenses	-	118,800
Net Increase/(Decrease) in Cash From Operations	126,004	318,541

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	(26,274)	-
Proceeds from sale of oil & gas leases	821,798	1,838,400
Cost of oil & gas leases sold	(246,728)	(717,837)
Purchase/development of oil & gas leases	(656,251)	(1,359,146)
	(107,455)	(238,583)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	20,000	-

Net Increase in Cash	38,549	79,958
Cash at Beginning of Period	109,757	29,799
Cash at End of Period	$148,306	$109,757

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Contributions to capital – expenses – 2000-2003
Issuance of 2,490,801 common shares for services – 2003-2005
Issuance of 360,000 common shares for services - 2006

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

December 31, 2007

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

On December 31, 2007, the Company had a net operating loss available for carry forward of $2,712,793. The tax benefit of approximately $814,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2028.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

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

December 31, 2007

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 but no overriding royalty was retained and in December 2006 the Company sold 640 State acres reducing annual payments by $640 and retained a 3.33% overriding royalty.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  The acquisition price of these leases was written off.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.   At year end 2007 the Company had three wells producing.

4.  NOTE PAYABLE

The Company received $750,000 under a note payable dated October 19, 2004 which was due June 19, 2006 (subsequently extended) including interest at 6%.  The terms of the note include warrants to purchase 500,000 common shares of the Company at $1.50 per share, at the option of the note holder, at any time before April 19, 2007 and include a cashless exercise provision. Using the Black-Scholes valuation model, we estimate the value of the warrants on the date of issuance was approximately $600,000.  Therefore the proceeds of the note payable are allocated using the relative fair value of the warrants ($600,000) and the note payable ($750,000) resulting in $333,333 being allocated to the warrants and recorded as capital in excess of par value.  The discount of $333,333 on the note payable was amortized over the life of the note.

The note payable contains a provision that allows the note holder to convert to restricted stock at a conversion price of $1.30 per share.  Assuming full conversion, the note could be exchanged for 576,923 shares.  The intrinsic value of the conversion option exceeds the remaining value of the note payable ($416,667).  Therefore the carrying value of the note payable is reduced to zero and the $416,667 recorded as capital in excess of par value. This discount was fully amortized at December 31, 2007.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

4.  NOTE PAYABLE- continued

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

The fair value of the leases over the book value was amortized over three years.

6.  DEPOSITS

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management ($35,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2007

7.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 4% of the common capital stock issued.

In 2006, the Company acquired two gas wells from a related party at the predecessor cost by the issuance of 150,000 shares of common stock and cash of $150,000.

GDH Roustabouts, a company owned by Gabriel D. Holt, a Director of the Company, performed general labor and roustabout services on the Spotted Horse project.

8.  CONTINUING LIABILITIES

The Company is obligated under a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and the Company has exercised both the first and second year options.

9.  GOING CONCERN

On the balance sheet date the Company did not have sufficient working capital to service its debt and for its planned activity for the coming year.  Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through seeking and obtaining additional equity funding, and long term financing, which will enable the Company to be successful in its efforts