Form 10-Q
period 2008-03-31
DESERT MINING INC
filed 2008-05-08
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number   0-32123

DESERT MINING, INC..

(Exact name of registrant as specified in its charter)

Nevada	87-0664962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4328 Hwy. 66, Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

(970) 535-6213

 (Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes  ☒   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  14,162,647

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

March 31, 2008

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$222,045
Accounts receivable	27,750
Total Current Assets	249,795

FURNITURE & EQUIPMENT – net of depreciation	47,719

OTHER ASSETS

Undeveloped oil & gas leases	470,472
Less valuation allowance	(323,570)
Proved producing properties	1,419,051
Less accumulated depletion	(66,857)
Unevaluated Drilling Costs	27,406
Deposits	112,531

$1,936,547

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$306,657
Severance and production taxes payable	20,497
Note payable	750,000
Accrued interest payable	251,013
Total Current Liabilities	1,328,167

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,192
Accumulated deficit	(3,662,975)
Total Stockholders’ Equity	608,380

$1,936,547

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended March 31, 2008 and 2007

=========================================================================

	March 31,	March 31,
	2008	2007
REVENUE
Natural Gas Sales	$67,444	$63,225
Compression & Operating Cost	(13,466)	(25,980)
Severance & Production Taxes	(8,145)	(7,587)
Gross Profit	45,833	29,658

EXPENSES

Annual lease payments	640	5,678
Depreciation, Depletion & Value Allowance	56,166	68,076
Administrative	116,469	135,581
	173,275	209,335

NET LOSS FROM OPERATIONS	(127,442)	(179,677)

OTHER EXPENSES

Gain from sale of oil & gas lease	58,917	-
Interest expense	(33,657)	(33,288)

NET INCOME/(LOSS)	$(102,182)	$(212,965)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(.01)	$(0.02)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,163	14,123
Diluted	14,163	14,623

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2008 and 2007

=========================================================================

	March 31,	March 31,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(102,182)	$(212,965)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	56,166	68,076
Amortization warrant/conversion premium	-	-
Changes in accounts receivable	(5,620)	35,377
Changes in deposits	10,000	(20,000)
Changes in notes and accounts payable	72,169	90,136
Contributions to capital – expenses	-	-
Issuance of capital stock for expenses	-	-
Net Decrease in Cash From Operations	30,533	(39,376)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment
Proceeds from sale of oil & gas leases	160,985	-
Cost of oil & gas leases sold	(102,068)	-
Purchase/development of oil & gas leases	(15,711)	(41,478)
	43,206	(41,478)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	-	20,000

Net Increase/(Decrease) in Cash	73,739	(60,854)
Cash at Beginning of Period	148,306	109,757
Cash at End of Period	$222,045	$48,903

NON CASH FLOWS FROM OPERATING
ACTIVITIES
Issuance of 2,490,801 common shares for services – 2003-2005
Issuance of 360,000 common shares for services 2006

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

March 31, 2008

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

On March 31, 2008, the Company had a net operating loss available for carry forward of $2,814,975. The tax benefit of approximately $845,000 from the loss carry forward has been fully offset by a valuation reserve because the company has been unable to project a reliable estimated future.  The net operating loss will expire starting in 2008 through 2028.

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

March 31, 2008

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

March 31, 2008

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.  In January 2008 we sold a total of 10,625 acres (4,826 BLM acres and 6,799 State acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799. We retained an overriding royalty of 3.333% on the State leases and an overriding royalty of 7.5% on some of the BLM leases. We also retained a 3% working interest in 7,265 acres located in the Lieter area.

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business.

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

Description of Property.

We have approximately 2,720 Federal acres, 12,480 State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.

We are obligated to a two year office lease of $2,375 per month which expired September 30, 2006.  The lease also includes two one year extension options and we exercised both the first and second year options.  We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.

Plan of Operation

We intend to drill for oil and natural gas on our leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

Results of Operations – Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

For the three months ended March 31, 2008 we had revenue from natural gas sales of $67,444 with compression and operating costs of $13,466 and severance and production taxes of $8,145 resulting in a gross profit of $45,833, compared to $63,225 in revenue from natural gas sales of $63,225 with compression and operating costs of $25,980 and severance and production taxes of $7,587 resulting in a gross profit of $29,658 for the three months ended March 31, 2007.

For the three months ended March 31, 2008 our expenses consisted of $640 in annual lease payments, $56,166 in depreciation, depletion and amortization and $116,469 in administrative expenses, a gain from sale of oil and gas lease of $58,917 and interest expense of $33,657 which resulted in a net loss of $102,182 or $(0.007) per share, compared to expenses of $5,678 in annual lease payments, $68.076 in depreciation, depletion and amortization and $135,581 in administrative expenses and $33,288 in interest expense for a net loss for the corresponding period of 2007 of $(212,965) or $(0.015) per share.

Capital Resources and Liquidity

As of March 31, 2008, we had total assets of $1,936,547 and liabilities of $1,328,167.   Our assets consist of $222,045 in cash, $27,750 in accounts receivable, $47,719 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $470,472 less accumulated amortization and valuation allowance of $323,570, proved producing properties of $1,419,051 less accumulated depletion of $66,857, unevaluated drilling costs of $27,206 and deposits of $112,531.

Our liabilities consist of $306,657 in accounts payable, $20,497 in severance and production taxes payable, $750,000 note payable and $251,013 in accrued interest payable.

In January 2008, we sold a total of 10,625 acres (4,826 BLM acres and 6,799 States acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799.  We retained an overriding royalty of 3.333% on the States leases and an overriding royalty of 7.5% on some of the BLM leases.

We have a note payable of $750,000 plus accrued interest at 6%.  The note became due June 19, 2006 and was subsequently extended.  The note provides for the interest rate to be increased to 18% after the initial term. The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

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

PART II – OTHER INFORMATION

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

(b)  Reports on Form 8-K

None

*

The Exhibit attached to this Form 10-Q shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT MINING, INC.

Date: May 8, 2008

By: /s/ Gabriel Holt

Gabriel Holt, President and

Chief Financial Officer