Form 10-Q
period 2008-06-30
DESERT MINING INC
filed 2008-08-14
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  14,162,647

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

June 30, 2008

==============================================================================

ASSETS
CURRENT ASSETS

Cash	$17,733
Accounts receivable	15,649
Total Current Assets	33,382

FURNITURE & EQUIPMENT – net of depreciation	41,698

OTHER ASSETS

Undeveloped oil & gas leases	586,049
Less accumulated amortization and valuation allowance	(338,716)
Proved developed properties	1,419,052
Less accumulated depletion	(72,482)
Unevaluated drilling cost	27,406
Deposits	115,986
Total Other Assets	1,737,295

$1,812,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$327,431
Accounts payable related parties	-
Note payable	750,000
Accrued interest payable	284,670
Total Current Liabilities	1,362,101

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value	14,163
14,162,647 shares issued and outstanding
Capital in excess of par value	4,257,192
Accumulated deficit	(3,821,081)
Total Stockholders’ Equity	450,274

$1,812,375

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2008 and 2007

================================================================================

	Three Months		Six Months
	6-30-08	6-30-07	6-30-08	6-30-07
REVENUE
Natural Gas Sales	$48,528	$42,571	$115,972	$105,797
Compression & Operating Cost	(23,629)	(8,162)	(37,095)	(34,142)
Severance & Production Taxes	(5,823)	(5,108)	(13,969)	(12,696)
Gross Profit	19,076	29,301	64,908	58,959

EXPENSES

Annual lease payments	4,260	19,155	4,900	24,833
Depreciation, Depletion & Amort’n	26,791	44,090	49,757	112,241
Administrative	112,473	120,063	262,142	255,569
	143,524	183,308	316,799	392,643

NET LOSS FROM OPERATIONS	(124,448)	(154,007)	(251,891)	(333,684)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	-	58,917	-
Interest expense	(33,657)	(36,367)	(67,314)	(69,654)

NET INCOME/(LOSS)	$(158,105)	$(190,374)	$(260,288)	$(403,338)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.011)	$(0.013)	$(0.018)	$(0.028)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,162	14,162	14,162	14,162
Diluted	14,162	14,162	14,162	14,162

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008 and 2007

================================================================================

	June 30,	June 30,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(260,288)	$(403,338)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	49,757	112,166
Changes in accounts receivable	6,481	35,377
Changes in deposits	6,545	(20,000)
Changes in notes and accounts payable	106,103	209,306
Contributions to capital – expenses	-	-
Issuance of capital stock for expenses	-	-
Net Decrease in Cash From Operations	(91,402)	(66,489)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	-
Proceeds from sale of oil & gas leases	160,985	-
Cost of oil & gas leases sold	(102,068)	-
Purchase/development of oil & gas leases	(98,088)	(42,482)
	(39,171)	(42,482)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	-	20,000

Net Increase in Cash	(130,573)	(88,971)
Cash at Beginning of Period	148,306	109,757
Cash at End of Period	$17,733	$20,786

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

June 30, 2008

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

On June 30, 2008, the Company had a net operating loss available for carry forward of $2,973,081. The tax benefit of approximately $892,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations and has been unable to project a reliable estimate of future profits.  The net operating loss will expire starting in 2018 through 2029.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2008

_______________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2008

______________________________________________________________________________________________

3.  OIL & GAS LEASES

During 2003, 2004, and 2005 the Company purchased 32,734 net acres of oil and gas leases consisting of 19,799 acres from the State of Wyoming, 11,451 acres from the BLM and 1,484 net acres from private individuals.  The terms of the BLM leases are for ten years and require yearly payments of $17,177 starting one year after the issuance of the leases. The terms of the State of Wyoming leases are for five years with yearly payments of $19,799 starting one year after the date of issuance of the leases.  The private leases vary from 19 months to 52 months and do not require any annual payments.  The required yearly payments are expensed as paid.  The company acquired 2,856 BLM acres in the second quarter of 2007.  Due to the short term remaining on the leases, no consideration was paid to the vendor but the vendor retained an overriding royalty on the leases.  This transaction added $5,712 to our annual BLM rental obligations.  An additional 2,953 BLM acres were acquired in the second quarter of 2008 adding $4,430 to our annual BLM payments.

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

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.  On June 30, 2008 the Company had three producing gas wells.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2008

________________________________________________________________________________________________

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

Description of Property.

We have approximately 2,720 Federal acres, 12,480 State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.  During the second quarter of 2008, we acquired an additional 2,953 BLM acres.

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

Results of Operations – Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

For the three months ended June 30, 2008 we had revenue from natural gas sales of $48,528 with compression and operating costs of $23,629 and severance and production taxes of $5,823 resulting in a gross profit of $19,076, compared to $42,571 in revenue from natural gas sales with compression and operating costs of $8,162 and severance and production taxes of $5,108 resulting in a gross profit of $29,301 for the three months ended June 30, 2007.

For the three months ended June 30, 2008 our expenses consisted of $4,260 in annual lease payments, $26,791 in depreciation, depletion and amortization and $112,473 in administrative expenses, and interest expense of $33,657 which resulted in a net loss of $158,105 or $(0.011) per share, compared to expenses of $19,155 in annual lease payments, $44,090 in depreciation, depletion and amortization and $120,063 in administrative expenses and $36,367 in interest expense for a net loss for the corresponding period of 2007 of $(190,374) or $(0.013) per share.

Results of Operations – Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

For the six months ended June 30, 2008 we had revenue from natural gas sales of $115,972 with compression and operating costs of $37,095 and severance and production taxes of $13,969 resulting in a gross profit of $64,908, compared to $105,797 in revenue from natural gas sales with compression and operating costs of $34,142 and severance and production taxes of $12,696 resulting in a gross profit of $58,959 for the six months ended June 30, 2007.

For the six months ended June 30, 2008 our expenses consisted of $4,900 in annual lease payments, $49,757 in depreciation, depletion and amortization and $262,142 in administrative expenses, and interest expense of $67,314 with a gain from sale of oil and gas lease of $58,917 which resulted in a net loss of $260,288 or $(0.018) per share, compared to expenses of $24,833 in annual lease payments, $112,241 in depreciation, depletion and amortization and $255,569 in administrative expenses and $ 69,654 in interest expense for a net loss for the corresponding period of 2007 of $(403,338) or $(0.283) per share.

Capital Resources and Liquidity

As of June 30, 2008, we had total assets of $1,812,375 and liabilities of $1,362,101.   Our assets consist of $17,733 in cash, $15,649 in accounts receivable, $41,698 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $586,049 less accumulated amortization and valuation allowance of $338,716, proved producing properties of $1,419,052 less accumulated depletion of $72,482, unevaluated drilling costs of $27,406 and deposits of $115,986.

Our liabilities consist of $327,431 in accounts payable, $750,000 note payable and $284,670 in accrued interest payable.

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

DESERT MINING, INC.

Date: August 14, 2008

By: /s/ Gabriel Holt

Gabriel Holt, President and Chief Financial Officer