Form 10-Q
period 2008-09-30
DESERT MINING INC
filed 2008-11-14
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2008:  14,162,647

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

September 30, 2008

=========================================================================

ASSETS
CURRENT ASSETS

Cash	$18,123
Accounts receivable	687
Total Current Assets	18,810

FURNITURE & EQUIPMENT – net of depreciation	36,617

OTHER ASSETS

Undeveloped oil & gas leases	574,028
Less accumulated amortization and valuation allowance	(353,861)
Proved developed properties	1,421,451
Less accumulated depletion	(78,065)
Unevaluated drilling cost	27,406
Deposits	117,281
1,708,240

$1,763,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$325,733
Production taxes payable	11,299
Accounts payable-related parties	7,125
Note payable	750,000
Accrued interest payable	318,697
Total Current Liabilities	1,412,854

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
14,162,647 shares issued and outstanding	14,163
Capital in excess of par value	4,257,192
Accumulated deficit	(3,920,542)
Total Stockholders’ Equity	350,813

$1,763,667

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2008 and 2007

==========================================================================================

	Three Months		Nine Months
	9-30-08	9-30-07	9-30-08	9-30-07
REVENUE
Natural Gas Sales	$31,483	$24,358	$147,455	$130,155
Compression & Operating Cost	(7,564)	(54,985)	(44,658)	(89,127)
Severance & Production Taxes	(4,021)	(2,924)	(17,990)	(15,620)
Gross Profit	19,898	(33,551)	84,807	25,408

EXPENSES

Annual lease payments	4,632	27,165	9,532	51,998
Depreciation, Depletion & Amort’n	25,810	76,647	75,567	188,888
Administrative	55,330	187,392	317,472	442,961
	85,772	291,204	402,571	683,847

NET LOSS FROM OPERATIONS	(65,874)	(324,755)	(317,764)	(658,439)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	575,070	58,917	575,070
Interest expense	(33,587)	(24,517)	(100,901)	(94,171)

NET INCOME/(LOSS)	$(99,461)	$225,798	$(359,748)	$(177,540)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.01)	$0.02	$(0.03)	$(0.01)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,162	14,162	14,162	14,162
Diluted	14,162	14,162	14,162	14,162

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS – unaudited

For the Nine Months Ended September 30, 2008 and 2007

=========================================================================

	Sept 30,	Sept 30,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(359,748)	$(177,540)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Gain on sale of lease	(58,917)	(575,070)
Depreciation, depletion & amortization	75,567	188,888
Changes in accounts receivable	21,443	31,980
Changes in deposits	5,250	(35,000)
Changes in notes and accounts payable	149,731	365,091
Net Increase/(Decrease) in Cash From Operations	(166,674)	(201,651)

CASH FLOWS FROM INVESTING
ACTIVITIES
Proceeds from sale of oil & gas leases	74,674	821,798
Purchase/development of oil & gas leases	(45,308)	(302,249)
	29,366	519,549

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable-related party	7,125	-
Proceeds from issuance of common stock	-	20,000

Net Increase in Cash	(130,183)	337,898
Cash at Beginning of Period	148,306	109,757
Cash at End of Period	$18,123	$447,655

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT - unaudited

September 30, 2008

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

On September 30, 2008, the Company had a net operating loss available for carry forward of $3,072,542. The tax benefit of approximately $921,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2029.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $100,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2008

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

September 30, 2008

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155. In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.  In January 2008 we sold a total of 10,625 acres (4,826 BLM acres and 6,799 State acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799.  We retained an overriding royalty of 3.333% on the State leases and an overriding royalty of 7.5% on some of the BLM leases.  An additional 4,760 acres of State leases was allowed to expire in September reducing annual payments by $4,760.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.  On September 30, 2008 the Company had three producing gas wells.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2008

___________________________________________________________________________________

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

5.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 2% of the common capital stock issued.

An Officer has a no interest demand note payable due him of $7125.

6.  DEPOSITS

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management ($35,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

7.  CONTINUING LIABILITIES

The Company’s office lease, including extensions, of $2,375 per month expired September 30, 2008.  We are currently on a month to month basis while we negotiate a new lease with the landlord.

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

ITEM 2.  PLAN OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  or this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

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

Description of Property.

We have approximately 2,720 Federal acres, 7,720 State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.  In September 2008, we allowed 4,760 acres of State leases to expire.

On September 30, 2008, we had three producing gas wells.

We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.  Our lease expired on September 30, 2008 and we are currently renting office space on a month to month basis at a cost of $2,375 per month and we are negotiating a new lease with our landlord.

Plan of Operation

We intend to drill for oil and natural gas on our leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

Results of Operations – Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

For the three months ended September 30, 2008 we had revenue from natural gas sales of $31,483 with compression and operating costs of $7,564 and severance and production taxes of $4,021 resulting in a gross profit of $19,898, compared to $24,358 in revenue from natural gas sales with compression and operating costs of $54,985 and severance and production taxes of $2,924 resulting in a gross loss of $(33,551) for the three months ended September 30, 2007.

For the three months ended September 30, 2008 our expenses consisted of $4,632 in annual lease payments, $25,810 in depreciation, depletion and amortization and $55,330 in administrative expenses and interest expense of $33,587 which resulted in a net loss of $(99,461) or $(0.01) per share, compared to expenses of $27,165 in annual lease payments, $76,647 in depreciation, depletion and amortization and $187,392 in administrative expenses, $575,070 gain from sale of oil and gas lease and $24,517 in interest expense for a net gain for the corresponding period of 2007 of $225,798 or $0.02 per share.

Results of Operations – Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008 we had revenue from natural gas sales of $147,455 with compression and operating costs of $44,658 and severance and production taxes of $17,990 resulting in a gross profit of $84,807, compared to $130,155 in revenue from natural gas sales with compression and operating costs of $89,127 and severance and production taxes of $15,620 resulting in a gross profit of $25,408 for the nine months ended September 30, 2007.

For the nine months ended September 30, 2008 our expenses consisted of $9,532 in annual lease payments, $75,567 in depreciation, depletion and amortization and $317,472 in administrative expenses, interest expense of $100,901 and gain from sale of oil and gas lease of $58,917 which resulted in a net loss of $(359,748) or $(0.03) per share, compared to expenses of $51,998 in annual lease payments, $188,888 in depreciation, depletion and amortization and $442,961 in administrative expenses, $94,171 in interest expense and $575,070 gain from sale of oil and gas lease for a net loss for the corresponding period of 2007 of $(177,540) or $(0.01) per share.

Capital Resources and Liquidity

As of September 30, 2008, we had total assets of $1,763,667 and liabilities of $1,412,854.   Our assets consist of $18,123 in cash, $687 in accounts receivable, $36,617 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $574,028 less accumulated amortization and valuation allowance of $353,861, proved developed properties of $1,421,451 less accumulated depletion of $78,065, unevaluated drilling costs of $27,406 and deposits of $117,281.

Our liabilities consist of $325,733 in accounts payable, $750,000 note payable, $11,299 in production taxes payable, $7,125 in accounts payable to related parties and $318,697 in accrued interest payable.

In January 2008, we sold a total of 10,625 acres (4,826 BLM acres and 6,799 States acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799.  We retained an overriding royalty of 3.333% on the States leases and an overriding royalty of 7.5% on some of the BLM leases.  An additional 4,760 acres of State leases was allowed to expire in September reducing annual payments by $4,760.

We have placed deposits with the US Department of the Interior – Bureau of Land Management ($35,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

We have a note payable of $750,000 plus accrued interest at 6%.  The note became due June 19, 2006 and was subsequently extended, including interest at 6%.  The note provides for the interest rate to be increased to 18% after the initial term. The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2008.

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

The Company has been served with a complaint dated September 15, 2008 which was filed in the State of Nevada, Clark County District Court with Case No. A571579.  The complaint was brought by seven of the Company’s shareholders and names the Company, Gabriel K. Holt, an individual (the Company’s officer and director) and Does I-X and Roe Corporations I – X.  The complaint alleges breach of fiduciary duty, conversion, fraud and breach of shareholders rights to inspect among other issues.  The plaintiffs are requesting injunctive relief, damages in excess of $10,000, appointment of a receiver for the Company and costs. Management believes the lawsuit is frivolous, fails to state a cause of action and is without merit. Management is attempting to negotiate a favorable settlement.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company did not sell or issue any securities during the period covered by this report.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the period covered by this report to a vote of security holders.

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

Date: November 14, 2008

By: /s/ Gabriel Holt

Gabriel Holt, President and Chief Financial Officer