Form 10-K
period 2008-12-31
DESERT MINING INC
filed 2009-04-15
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 0-32123

DESERT MINING, INC.

 (Name of small business issuer in its charter)

Nevada	87-0664962
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

4328 Highway 66

Longmont, CO 80504

(Address of principal executive offices)

Issuer’s telephone number: (970) 535-6213

Securities Registered pursuant to Section 12(b) of the Act:  None.

Securities Registered pursuant to Section 12(g) of the Exchange Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     . Yes   X .  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     . Yes   X .  No

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

 X . Yes       .  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer       .

Accelerated filer       .

Non-accelerated filer       .  (Do not check is a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

     . Yes   X .  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is not traded on any market or listed on any exchange.  The aggregate market value of the issuer’s common stock held by non-affiliates at March 25, 2009 is deemed to be $764,678.

Note. – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     . Yes       .  No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 25, 2009
Common Stock, $.001 par value	20,649,260

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PART I

ITEM 1.  BUSINESS.

FORWARD-LOOKING STATEMENT NOTICE

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings “Description of Business,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

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

The Spotted Horse project located in Campbell County, Wyoming has been on production since the third quarter of 2006.  It continues to produce 62 mcfd from the three existing wells.  We are evaluating development options for our undrilled acreage in the Prospect.  Our Dripping Rock Prospect has two approved drilling permits and we are preparing for a drilling program on the lease in the third quarter of 2009.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Employees

We have no employees other than our officer and director who devotes substantial time to our operations.

ITEM 1A.  RISK FACTORS.

Not required by smaller reporting companies.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We have approximately 2,720 Federal acres, 7,720 State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.  In September 2008, we allowed 4,760 acres of State leases to expire.

At December 31, 2008, we had three producing gas wells.

We have approximately 4,500 square feet of office space and believe this will be sufficient to support our operations.  Our lease expired on September 30, 2008 and we are currently renting office space on a month to month basis at a cost of $2,375 per month and we are negotiating a new lease with our landlord.

ITEM 3.  LEGAL PROCEEDINGS.

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

Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board ("OTCBB"), under the symbol "DSRM".

	CLOSING BID		CLOSING ASK

2008	High	Low	High	Low

First Quarter	.09	.06	.13	.085
Second Quarter	.15	.075	.40	.085
Third Quarter	.20	.10	.50	.15
Fourth Quarter	.10	.10	.50	.30

2007	High	Low	High	Low

First Quarter	.26	.21	.40	.30
Second Quarter	.21	.09	.40	.13
Third Quarter	.15	.08	.22	.11
Fourth Quarter	.08	.05	.20	.09

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 25, 2009, we had 75 shareholders holding 20,649,260 shares of common stock.  Of the issued and outstanding common stock, 10,735,238 are free trading, the balance are restricted stock as that term is used in Rule 144.

The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales or Purchases of Unregistered Securities

On December 31, 2008, the Company entered into an agreement with Ted Cooper whereby Mr. Cooper converted a promissory note for restricted common shares of the Company.  The promissory note was originally issued to the Company on October 19, 2004 in the amount of $750,000.  The Company and Mr. Cooper agreed on conversion terms of $0.17 per share which equaled 6,486,613 restricted shares of common stock.

The conversion shares were issued pursuant exemptions provided by Section 4(2) and/or Rule 506, Regulation D of the Securities Act.  No broker was involved and no commissions were paid on the transaction.

ITEM 6.  SELECTED FINANCIAL DATA.

Since we are a “smaller reporting company,” as defined by SEC regulation, we are not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

The statements made below with respect to our outlook for fiscal 2009 and beyond represent “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 and are subject to a number of risks and uncertainties. These include, among other risks and uncertainties, whether we will be able to generate sufficient cash flow from our operations or other sources to fund our working capital needs, maintain existing relationships with our lender, successfully introduce and attain market acceptance of any new products, attract and retain qualified personnel both in our existing markets and in new territories in an extremely competitive environment, and potential obsolescence of our technologies.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this report. Except as otherwise required by law, we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this report to reflect any change in our expectations or any change in events, conditions or circumstances on which any of our forward-looking statements are based.  We qualify all of our forward-looking statements by these cautionary statements.

Results of Operations

Years Ended December 31, 2008 and December 31, 2007

During the year ended December 31, 2008, we had revenue of $157,779 from natural gas sales with operating costs of $49,660 and Severance & Production Taxes of $19,233 for a gross profit of $88,887.  Our expenses were $523,531 consisting of $5,932 in annual lease payments, $104,928 in depreciation, depletion and amortization and $412,671 in administrative expenses.  For the year ended December 31, 2008, we recognized a net loss from operations of $434,644.  Other expenses included a gain from sale of oil and gas lease of $58,917 and interest expense of $134,929 leaving us with a net loss of $510,656.

During the year ended December 31, 2007 we had revenue of $169,899 from natural gas sales with operating costs of $132,638 and Severance & Production Taxes of $20,395 for a gross profit of $16,866. Our expenses were $948,577 consisting of $60,134 in annual lease payments, $246,133 in depreciation, depletion and amortization and $642,310 in administrative expenses.  For the year ended December 31, 2007, we recognized a net loss from operations of $931,711. Other expenses included a gain from sale of oil and gas lease of $575,070 and interest expense of $140,166 leaving us with a net loss of $496,807.

Years Ended December 31, 2007 and December 31, 2006

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

Liquidity and Capital Resources

Total assets at December 31, 2008 were $1,830,955 and consisted of $120,608 in cash, $31,489 in furniture and equipment (net of depreciation), $576,028 in undeveloped oil and gas leases less $374,934 valuation allowance, $1,419,051 in proved producing properties less accumulated depletion of $81,224, $37,406 in unevaluated drilling costs and $102,531 in deposits.

Our liabilities consisted of $376,825 in accounts payable, $1,500 in accounts payable to a related party and $150,000 in a note payable for total liabilities of $528,325.

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

We had a note payable of $750,000 plus accrued interest at 6%.  The note became due June 19, 2006 and was subsequently extended, including interest at 6%.  On December 31, 2008, the Company entered into an agreement with Ted Cooper whereby Mr. Cooper converted a promissory note for restricted common shares of the Company.  The Company and Mr. Cooper agreed on conversion terms of $0.17 per share which equaled 6,486,613 restricted shares of common stock.

During the first quarter of 2009, the Company borrowed $150,000 from a shareholder.  The note was due March 31, 2009 and subsequently extended indefinitely.  The note bears interest at a rate of 12% per annum.  As a condition to the note, the Company granted the shareholder a 1% royalty override on the Spotted Horse project.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed. At year end 2008 the Company had three wells producing.

Continuation of the Company in its planned activity is dependent upon obtaining additional working capital and Management has developed a strategy which it believes will accomplish this objective through additional equity funding, long term financing and reallocation of certain assets which will enable the Company to be successful in its efforts.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our consolidated financial condition, results of operations or liquidity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2008, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The required financial statements are included following the signature page of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

ITEM 9A(T). CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.  We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2008 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

Gabriel Holt	32	Sole Officer and Director	July 2003

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Gabriel Holt is the owner and proprietor of Drifter’s Inn located in Baggs, Wyoming, for the past seven years.  Mr. Holt brings hands on experience to Desert Mining in the oil and natural gas exploration and production areas.  For over fifteen years Mr. Holt has acted as an independent consultant and employee to various oil and gas companies.  His experience includes excavation of leased ground, gas well drilling, pipeline and location construction, delivery systems, production and equipment.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Term of Office

The term of office of the current directors shall continue until new directors are elected or appointed.

Involvement in Certain Legal Proceedings

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) Was a general partner or executive officer of any business by or against which any bankruptcy  petition was filed, whether at the time of such filing or two years prior thereto;

(2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated,  of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) Was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Financial Expert

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Code of Ethics

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

ITEM 11.  EXECUTIVE COMPENSATION

No current or prior officer or director has received any remuneration or compensation from the Company in the past three years, nor has any member of the Company’s management been granted any option or stock appreciation right. Accordingly, no tables relating to such items have been included within this Item. None of our employees are subject to a written employment agreement nor has any officer received a cash salary since our founding.

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2008, and 2007. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Gabriel Holt President, Secretary, Treasurer, CFO, Director	2008 2007 2006	70,500 3,000 20,000	-0- -0- -0-	-0- -0- 15,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	70,500 3,000 35,000

Peter K. Nelson President Secretary, Treasurer, CFO, Director	2008 2007 2006	-0- 71,537 60,000	-0- -0- 50,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 71,537 110,000

Randall B. Anderson CEO, Director	2008 2007 2006	-0- 95,960 90,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 95,960 90,000

Craig E. Gunter Exploration Manager	2008 2007 2006	-0- 36,784 12,000	-0- -0- -0-	-0- -0- 30,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 36,784 42,000

Mr. Holt was paid $70,500 in 2008 as an independent contractor to the Company.

Messers Nelson, Anderson and Gunter received compensation for consulting work for the Company.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Termination of Employment and Change of Control Arrangement

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any former employees, officers or directors which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 25, 2009, the number and percentage of the 20,649,260 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of
Class	Beneficial Owner	Beneficial Ownership	Percentage of Class

Common	Gabriel Holt	300,000	1.45%
	4328 Hwy. 66
	Longmont, CO 80504

Common	Ted Cooper	7,604,613	36.83%
	138 Smith Ranch Road
	Los Gatos, CA 95032

Total Officers and Directors		300,000	1.45%
As a Group (1 Person)

(1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE.

Transactions with Management and Others

Officers-directors and a Company manager have acquired 1% of the common capital stock issued and in addition, are owed $1,500 for expenses. We paid $67,200 to a shareholder for consulting services.

Certain Business Relationships

None.

Indebtedness of Management

None; not applicable.

Conflicts of Interest

None of our key personnel is required to commit full time to our affairs and, accordingly, these individuals may have conflicts of interest in allocating management time among their various business activities.  In the course of their other business activities, certain key personnel may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. As such, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each officer and director is, so long as he is an officer or director, subject to the restriction that all opportunities contemplated by our plan of operation that come to his attention, either in the performance of his duties or in any other manner, will be considered opportunities of, and be made available to us and the companies that he is affiliated with on an equal basis. A breach of this requirement will be a breach of the fiduciary duties of the officer or director. If we or the companies to which the officer or director is affiliated each desire to take advantage of an opportunity, then the applicable officer or director would abstain from negotiating and voting upon the opportunity.  However, the officer or director may still take advantage of opportunities if we should decline to do so. Except as set forth above, we have not adopted any other conflict of interest policy in connection with these types of transactions

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Desert Mining, Inc. annual financial statement and review of financial statements included in Desert Mining’s 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $7,000 for fiscal year ended 2008 and $12,500 for fiscal year ended 2007.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Desert Mining’s financial statements that are not reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $450 for fiscal year ended 2008 and $450 for fiscal year ended 2007.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2008 and $0 for fiscal year ended 2007.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit Number	Title	Location
3(i) 3(ii) 14 31 32

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

* Incorporated by reference. Filed as exhibit to Form 10SB12G filed December 1, 2000.

**Incorporated by reference. Filed as exhibit to Form 10-KSB filed April 5, 2004.

***The Exhibit attached to this Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT MINING, INC.

Date: April 13, 2009

/s/ Gabriel Holt

Gabriel Holt

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 13, 2009

/s/ Gabriel Holt

Gabriel Holt

Director

MADSEN & ASSOCIATES, CPA’S INC.

684 East Vine Street, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah  84107

Telephone 801-268-2632

Fax 801-262-3978

Board of Directors

Desert Mining, Inc. and Subsidiary

Longmont, CO

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying  balance  sheet of  Desert Mining, Inc. and  Subsidiary at December 31, 2008  and the related statement=s of operations, stockholders' equity, and cash flows for the years  ended December 31, 2008 and 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness for the company=s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over all  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of   Desert Mining, Inc. and  Subsidiary  at December 31, 2008  and the  results of operations, and  cash flows  for the years  ended December 31, 2008 and 2007   in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company  does not have the necessary working capital to service its debt and for its planned activity,  which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates, CPA’s Inc.

Salt Lake City, Utah

April 13, 2009

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2008

ASSETS
CURRENT ASSETS

Cash	$120,608
Total Current Assets	120,608

FURNITURE & EQUIPMENT – net of depreciation	31,489

OTHER ASSETS

Undeveloped oil & gas leases	576,028
Less valuation allowance	(374,934)
Proved producing properties	1,419,051
Less accumulated depletion	(81,224)
Unevaluated drilling cost	37,406
Deposits	102,531
1,678,858

$1,830,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$376,825
Accounts payable-Related Party	1,500
Note payable	150,000
Total Current Liabilities	528,325

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
20,649,260 shares issued and outstanding	20,649
Capital in excess of par value	5,353,430
Accumulated deficit	(4,071,449)
Total Stockholders’ Equity	1,302,630

$1,830,955

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	Dec 31,	Dec 31,
	2008	2007
REVENUE
Natural Gas Sales	$157,780	$169,899
Compression & Operating Cost	(49,660)	(132,638)
Severance & Production Taxes	(19,233)	(20,395)
Gross Profit	88,887	16,866

EXPENSES

Annual lease payments	5,932	60,134
Depreciation, Depletion & Amortization	104,928	246,133
Administrative	412,671	642,310
	523,531	948,577

NET LOSS FROM OPERATIONS	(434,644)	(931,711)

OTHER EXPENSES

Gain from sale of oil & gas lease	58,917	575,070
Interest expense	(134,929)	(140,166)

NET INCOME/(LOSS)	$(510,656)	$(496,807)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.025)	$(0.035)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	14,703	14,163
Diluted	14,703	14,163

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period December 31, 2006 to December 31, 2008

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 2006	14,082,647	$14,083	$4,237,272	$(3,063,986)

Issuance of common stock for cash
at $0.25 – January 2007	80,000	80	19,920
Net operating loss for the year ended
December 31, 2007	-	-	-	(496,807)

Balance December 31, 2007	14,162,647	$14,163	$4,257,192	$(3,560,793)

Issuance of common stock in exchange for debt
at $0.17 – December, 2008	6,486,613	6,486	1,096,238
Net operating loss for the year ended
December 31, 2008	-	-	-	(510,656)

Balance December 31, 2008	20,649,260	$20,649	$5,353,430	$(4,071,449)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008and 2007

	Dec 31,	Dec 31,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(510,656)	$(496,807)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	104,928	246,133
Changes in accounts receivable	22,130	13,247
Changes in deposits	88,182	(35,000)
Changes in accounts payable	-	398,431
Issuance of capital stock for expenses	135,369	-
Net Increase/(Decrease) in Cash From Operations	(160,047)	126,004

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	(26,274)
Proceeds from sale of oil & gas leases	160,985	821,798
Cost of oil & gas leases sold	(102,068)	(246,728)
Purchase/development of oil & gas leases	(78,068)	(656,251)
	(19,151)	(107,455)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	150,000	-
Proceeds from loan by related party	1,500	-
Proceeds from issuance of common stock	-	20,000
	151,500	20,000

Net Increase in Cash	(27,698)	38,549
Cash at Beginning of Period	148,306	109,757
Cash at End of Period	$120,608	$148,306

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

December 31, 2008

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

On December 31, 2008, the Company had a net operating loss available for carry forward of $3,223,449 the tax benefit of approximately $967,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2028.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $250,000. However, they are maintained in banks with high quality.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares  outstanding  as  if  shares had been issued on the exercise of any

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Basic and Diluted Net Income (Loss) Per Share continued

common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

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

December 31, 2008

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and no royalties were retained and in December 2006 the Company sold 640 State acres reducing annual payments by $640 retaining 3.33%.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.  In January 2008 we sold a total of 10,625 acres (4,826 BLM acres and 6,799 State acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799. We retained an overriding royalty of 3.333% on the State leases and an overriding royalty of 7.5% on some of the BLM leases.  An additional 4,760 acres of State leases was allowed to expire in September reducing annual payments by $4,760.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.  On December 31, 2008 the Company had three producing gas wells.

4.  CAPITAL STOCK

In December 2008, the holder of the Note Payable elected to convert the Note ($750,000) plus accrued interest ($352,724.15) into restricted common shares of the Company at a rate of $0.17 per share.

5.  DEPOSITS

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management ($25,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS  (Continued)

December 31, 2008

6.  RELATED PARTY TRANSACTIONS

Officers-directors have acquired 1% of the common capital stock issued.  In addition, they are owed $1,500 for expenses.

7.  NOTE PAYABLE

During the last quarter of 2008, the Company borrowed $150,000 from a shareholder.  The note was due March 31, 2009 and subsequently extended indefinitely.  The note bears interest at a rate of 12% per annum.  As a condition to the note, the Company granted the shareholder a 1% royalty override on the Spotted Horse project.

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