Form 10-Q
period 2009-03-31
DESERT MINING INC
filed 2009-05-11
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  0-32123

DESERT MINING, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0664962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4328 Highway 66, Longmont, CO	80504
(Address of principal executive offices)	(Zip Code)

(970) 535-6213

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X .   Yes         .   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      .  Yes    X .   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        .  Yes    X .   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.       . Yes      . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2009:  20,649,260

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash	$11,781	$120,608
Accounts receivable	10,032	-
Total Current Assets	21,813	120,608

FURNITURE & EQUIPMENT – net of depreciation	26,394	31,489

OTHER ASSETS

Undeveloped oil & gas leases	576,028	576,028
Less valuation allowance	(388,707)	(374,934)
Proved producing properties	1,419,051	1,419,051
Less accumulated depletion	(86,753)	(81,224)
Unevaluated Drilling Costs	27,406	37,406
Deposits	112,531	102,531
	1,659,556	1,678,858

	$1,707,763	$1,830,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$346,441	$376,825
Accounts payable-related parties	1,500	1,500
Note payable	150,000	150,000
Accrued interest payable	4,500	-
Total Current Liabilities	502,441	528,325

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
20,649,260 shares issued and outstanding	20,649	20,649
Capital in excess of par value	5,353,430	5,353,430
Accumulated deficit	(4,168,757)	(4,071,449)
Total Stockholders’ Equity	1,205,322	1,302,630

	$1,707,763	$1,830,955

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended March 31, 2009 and 2008

	March 31,	March 31,
	2009	2008
REVENUE
Natural Gas Sales	$15,987	$67,444
Compression & Operating Cost	(9,404)	(13,466)
Severance & Production Taxes	(1,918)	(8,145)
Gross Profit	4,665	45,833

EXPENSES

Annual lease payments		640
Depreciation, Depletion & Value Allowance	24,397	56,166
Administrative	73,076	116,469
	97,473	173,275

NET LOSS FROM OPERATIONS	(92,808)	(127,442)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	58,917
Interest expense	(4,500)	(33,657)

NET INCOME/(LOSS)	$(97,308)	$(102,182)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.01)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	20,649	14,163
Diluted	20,649	14,163

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009 and 2008

	March 31,	March 31,
	2009	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(97,308)	$(102,182)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	24,397	56,166
Changes in accounts receivable	(10,032)	(5,620)
Changes in deposits	-	10,000
Changes in notes and accounts payable	(25,884)	72,169
Net Decrease in Cash From Operations	(108,827)	30,533

CASH FLOWS FROM INVESTING
ACTIVITIES
Proceeds from sale of oil & gas leases	-	160,985
Cost of oil & gas leases sold	-	(102,068)
Purchase/development of oil & gas leases	-	(15,711)
	-	43,206

CASH FLOWS FROM FINANCING
ACTIVITIES
	-	-
	-	-

Net Increase/(Decrease) in Cash	(108,827)	73,739
Cash at Beginning of Period	120,608	148,306
Cash at End of Period	$11,781	$222,045

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

March 31, 2009

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

On March 31, 2009, the Company had a net operating loss available for carry forward of $3,320,757. The tax benefit of approximately $996,000 from the loss carry forward has been fully offset by a valuation reserve because the company has been unable to project a reliable estimated future net income. The net operating loss will expire starting in 2008 through 2030.

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

March 31, 2009

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

March 31, 2009

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

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs. These costs will be amortized using the unit of production method. Dry hole and related leasehold costs will be expensed. On March 31, 2008 the Company had three producing gas wells.

4. NOTE PAYABLE

The Company received $150,000 under a note payable dated December 29, 2008 which was due March 31, 2009 (subsequently extended) including interest at 12%. Additionally, the company agreed to assign the Lender one percent (1%) overriding royalty in its Spotted Horse project in Campbell County, Wyoming . The Company is currently negotiating with the note holder and believes the final interest rate will be lower than this but we have accrued at the full rate.

5. CONTINUING LIABILITIES

The Company was obligated under an office lease for $2,375 per month which expired September 30, 2008. The Company is negotiating with the Landlord and is currently renting on a month to month basis.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

March 31, 2009

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

At March 31, 2009, we had three producing gas wells.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Plan of Operation

We intend to drill for oil and natural gas on our leases. Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

Results of Operations – Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

For the three months ended March 31, 2009 we had revenue from natural gas sales of $15,987 with compression and operating costs of $9,404 and severance and production taxes of $1,918 resulting in a gross profit of $4,665, compared to $67,444 in revenue from natural gas sales with compression and operating costs of $13,466 and severance and production taxes of $8,145 resulting in a gross profit of $45,833 for the three months ended March 31, 2008.

For the three months ended March 31, 2009 our expenses consisted of $-0- in annual lease payments, $24,397 in depreciation, depletion and amortization and $73,076 in administrative expenses and interest expense of $4,500 which resulted in a net loss of $(97,308) or $(0.004) per share, compared to expenses of $640 in annual lease payments, $56,166 in depreciation, depletion and amortization and $116,469 in administrative expenses, $58,917 gain from sale of oil and gas lease and $33,657 in interest expense for a net loss for the corresponding period of 2008 of $(102,182) or $(0.01) per share.

Capital Resources and Liquidity

As of March 31, 2009, we had total assets of $1,707,763 and liabilities of $502,441. Our assets consist of $11,781 in cash, $10,032 in accounts receivable, $26,394 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $576,028 less accumulated amortization and valuation allowance of $388,707, proved developed properties of $1,419,051 less accumulated depletion of $86,753, unevaluated drilling costs of $27,531 and deposits of $112,531.

Our liabilities consist of $346,441 in accounts payable, $150,000 note payable, $1,500 in accounts payable to related parties and $4,500 in accrued interest payable.

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

The Company intends to drill for oil and natural gas on their leases. Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated. The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs. These costs will be amortized using the unit of production method. Dry hole and related leasehold costs will be expensed. At March 31, 2009, the Company had three wells producing.

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

DESERT MINING, INC.

Date: May 11, 2009

By: /s/ Gabriel Holt

Gabriel Holt, President and Chief Financial Officer