Form 10-Q
period 2009-06-30
DESERT MINING INC
filed 2009-08-19
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

  ☐   Yes   ☒   No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  21,149,260

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

June 30, 2009

=========================================================================

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash	$8,635	$120,608
Accounts receivable	-	-
Total Current Assets	8,635	120,608

FURNITURE & EQUIPMENT – net of depreciation	21,356	31,489

OTHER ASSETS

Undeveloped oil & gas leases	568,341	576,028
Less accumulated amort’n and valuation allowance	(398,356)	(374,934)
Proved developed properties	1,397,930	1,419,051
Less accumulated depletion	(89,113)	(81,224)
Unevaluated drilling cost	27,406	37,406
Deposits	87,531	102,531
Total Other Assets	1,593,739	1,678,858

	$1,623,730	$1,830,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$316,907	$376,825
Accounts payable related parties	-	1,500
Note payable	-	150,000
Accrued interest payable	-	-
Total Current Liabilities	316,907	528,325

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
21,149,260 shares issued and outstanding	21,149	20,649
Capital in excess of par value	5,452,930	5,353,430
Accumulated deficit	(4,167,256)	(4,071,449)
Total Stockholders’ Equity	1,306,823	1,302,630

	$1,623,730	$1,830,955

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Six Months Ended June 30, 2009 and 2008

=========================================================================

	Three Months		Six Months
	6-30-09	6-30-08	6-30-09	6-30-08
REVENUE
Natural Gas Sales	$5,498	$48,528	$21,485	$115,972
Compression & Operating Cost	(18,909)	(23,629)	(28,313)	(37,095)
Severance & Production Taxes	(660)	(5,823)	(2,578)	(13,969)
Gross Profit	(14,071)	19,076	(9,406)	64,908

EXPENSES

Annual lease payments	1,344	4,260	1,344	4,900
Depreciation, Depletion & Amort’n	24,733	26,791	49,130	49,757
Administrative	141,729	112,473	214,805	262,142
	167,806	143,524	265,279	316,799

NET LOSS FROM OPERATIONS	(181,877)	(124,448)	(274,685)	(251,891)

OTHER EXPENSES

Gain from sale of oil & gas lease	178,878	-	178,878	58,917
Interest expense	4,500	(33,657)	-	(67,314)

NET INCOME/(LOSS)	$1,501	$(158,105)	$(95,807)	$(260,288)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.011)	$(0.00)	$(0.018)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	21,149	14,162	21,149	14,162
Diluted	21,149	14,162	21,149	14,162

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009 and 2008

=========================================================================

	June 30,	June 30,
	2009	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(95,809)	$(260,288)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Depreciation, depletion & amortization	49,130	49,757
Changes in accounts receivable	-	6,481
Changes in deposits	150,000	6,545
Changes in notes and accounts payable	(211,418)	106,103
Contributions to capital – expenses		-
Issuance of capital stock for expenses		-
Net Decrease in Cash From Operations	(243,095)	(91,402)

CASH FLOWS FROM INVESTING
ACTIVITIES
Purchase of office equipment	-	-
Proceeds from sale of oil & gas leases	200,000	160,985
Cost of oil & gas leases sold	(21,122)	(102,068)
Purchase/development of oil & gas leases	(147,756)	(98,088)
	31,122	(39,171)

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable	-	-
Proceeds from issuance of common stock	100,000	-

Net Increase in Cash	(111,973)	(130,573)
Cash at Beginning of Period	120,608	148,306
Cash at End of Period	$8,635	$17,733

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

STATEMENT OF CHANGES IN STOCKHOLDER’ EQUITY

For the Period December 31, 2004 to June 30, 2009

=========================================================================

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit

Balance December 31, 2004	12,398,000	$12,398	$3,402,926	$(1,198,542)

Issuance of common stock for cash
at $1.00 – January - March 2005	210,000	210	209,790	-
Issuance of common stock for services
– March 2005	600,000	600	89,400	-
Issuance of common stock for payment
of debt – June 2005	99,124	99	88,492	-
Issuance of common stock for expenses
at $0.75 – August 2005	46,801	47	35,053	-
Issuance of common stock for payment
of debt – October 2005	18,722	19	14,021	-
Issuance of common stock for cash
at $1.00 – November 2005	200,000	200	199,800	-
Net operating loss for the year ended
December 31, 2005	-	-	-	(1,616,121)

Balance December 31, 2005	13,572,647	13,573	4,039,482	(2,814,663)

Issuance of common stock for wells
at $0.53 – May 2006	150,000	150	79,350	-
Issuance of common stock for services
at $0.33 – June 2006	360,000	360	118,440	-
Net operating loss for the year ended
December 31, 2006	-	-	-	(249,323)

Balance December 31, 2006	14,082,647	$14,083	$4,237,272	$(3,063,986)

Issuance of common stock for cash
at $0.25 – January 2007	80,000	80	19,920
Net operating loss for the year ended
December 31, 2007	-	-	-	(496,807)

Balance December 31, 2007	14,162,647	$14,163	$4,257,192	$(3,560,793)

Issuance of common stock in exchange for
debt at $0.17 – December, 2008	6,486,613	6,486	1,096,238
Net operating loss for the year ended
December 31, 2008	-	-	-	(510,656)

Balance December 31, 2008	20,649,260	$20,649	$5,353,430	$(4,071,449)

Issuance of common stock in exchange for cash at $0.20 – May 27, 2009	500,000	500	99,500	-
Net operating loss for period ending June 30, 2009				(95,807)

Balance June 30, 2009	21,149,260	$21,149	$5,452,930	$(4,167,256)

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT

June 30, 2009

___________________________________________________________________________________________________

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

On June 30, 2009, the Company had a net operating loss available for carry forward of $3,319,256. The tax benefit of approximately $496,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations and has been unable to project a reliable estimate of future profits.  The net operating loss will expire starting in 2019 through 2029.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

___________________________________________________________________________________________________

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

___________________________________________________________________________________________________

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.  In January 2008 we sold a total of 10,625 acres (4,826 BLM acres and 6,799 State acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799.  We retained an overriding royalty of 3.333% on the State leases and an overriding royalty of 7.5% on some of the BLM leases.  An additional 4,760 acres of State leases was allowed to expire in September 2008 reducing annual payments by $4,760.  680 federal acres was allowed to expire in June 2009 reducing our annual payments by $1,360.  In May 2009 the Company sold a 20% working interest in its Spotted Horse project.

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

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2009

___________________________________________________________________________________________________

6.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 4% of the common capital stock issued.

7.  GOING CONCERN

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

We have approximately 3,400 Federal acres, no State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.  In September 2008, we allowed 4,760 acres of State leases to expire.  680 federal acres was allowed to expire in June 2009 reducing our annual payments by $1,360.  In May 2009 we sold a 20% working interest in our various leases.

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

At June 30, 2009, we had three producing gas wells.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations in the oil and gas production areas.

Plan of Operation

We intend to drill for oil and natural gas on our leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

Results of Operations – Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

For the three months ended June 30, 2009 we had revenue from natural gas sales of $5,498 with compression and operating costs of $18,909 and severance and production taxes of $660 resulting in a gross loss of $14,071, compared to $48,528 in revenue from natural gas sales with compression and operating costs of $23,629 and severance and production taxes of $5,823 resulting in a gross profit of $19,076 for the three months ended June 30, 2008.

For the three months ended June 30, 2009 our expenses consisted of $1,344 in annual lease payments, $24,733 in depreciation, depletion and amortization and $141,729 in administrative expenses and interest expense of $4,500.  During this period we had a gain from sale of oil & gas lease of $178,878 which resulted in a net income of $1,501 or $(0.000) per share.  For the three months ended June 30, 2008, our expenses consisted of $4,260 in annual lease payments, $26,791 in depreciation, depletion and amortization and $112,473 in administrative expenses, and $33,657 in interest expense for a net loss for the corresponding period of 2008 of $(158,105) or $(0.011) per share.

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

For the six months ended June 30, 2009 we had revenue from natural gas sales of $21,485 with compression and operating costs of $28,313 and severance and production taxes of $2,578 resulting in a gross loss of $9,406, compared to $115,972 in revenue from natural gas sales with compression and operating costs of $37,095 and severance and production taxes of $13,969 resulting in a gross profit of $64,908 for the six months ended June 30, 2008.

For the six months ended June 30, 2009 our expenses consisted of $1,344 in annual lease payments, $49,130 in depreciation, depletion and amortization and $214,805 in administrative expenses.  During this period we had a gain from sale of oil & gas lease of $178,878 which resulted in a net loss of $95,807 or $(0.000) per share.  For the six months ended June 30, 2008, our expenses consisted of $4,900 in annual lease payments, $49,757 in depreciation, depletion and amortization and $262,142 in administrative expenses, and $67,314 in interest expense for a net loss for the corresponding period of 2008 of $(260,288) or $(0.018) per share.

Capital Resources and Liquidity

As of June 30, 2009, we had total assets of $1,623,730 and liabilities of $316,907.   Our assets consist of $8,635 in cash,  $21,356 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $568,341 less accumulated amortization and valuation allowance of $398,356, proved developed properties of $1,397,9030 less accumulated depletion of $89,113, unevaluated drilling costs of $27,406 and deposits of $87,531.

Our liabilities consist of $316,907 in accounts payable.

We have placed deposits with the US Department of the Interior – Bureau of Land Management ($10,000) and State of Wyoming Oil and Gas Conservation Commission ($75,000).  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

During the last quarter of 2008, the Company borrowed $150,000 from a shareholder.  The note was due March 31, 2009 and subsequently extended indefinitely.  The note bears interest at a rate of 12% per annum.  As a condition to the note, the Company granted the shareholder a 1% royalty override on our various leases.  During the second quarter of 2009 we paid off the note.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed. At June 30, 2009, the Company had three wells producing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 27, 2009, the Company issued 500,000 shares of its restricted common stock at $0.20 per share to an individual.  The shares were issued pursuant to an exemption from registration under Regulation D, Rule 506.  No brokers or dealers were involved in the transaction and no commission were paid.

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

DESERT MINING, INC.

Date: August 19, 2009

By: /s/ Gabriel Holt

Gabriel Holt, President and Chief Financial Officer