Form 10-Q/A
period 2009-06-30
DESERT MINING INC
filed 2009-08-19
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

We have approximately 4,200 Federal acres, no State acres and 187 private acres of oil and gas leases.  In addition to our leases, we have minimal office equipment, vehicles and no other assets.  In September 2008, we allowed 4,760 acres of State leases to expire.  680 federal acres was allowed to expire in June 2009 reducing our annual payments by $1,360.  In May 2009 we sold a 20% working interest in our various leases.

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