Form 10-Q/A
period 2009-06-30
DESERT MINING INC
filed 2009-08-20
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A2

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

The Spotted Horse project located in Campbell County, Wyoming had been on production since the third quarter of 2006.  In April 2009 the Company shut in its three existing wells.    We are evaluating development options for our undrilled acreage in the Prospect.  Our Dripping Rock Prospect has two approved drilling permits and we are preparing for a sixteen well drilling program on the lease in the first quarter of 2010.

At June 30, 2009, we have no producing gas wells.

As a part of our planned operations, Desert is actively seeking to develop joint ventures or acquire businesses with current operations or seeks a merger with a company in the oil and gas production areas.

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

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed. At June 30, 2009, the Company had no wells producing.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DESERT MINING, INC.

Date: August 19, 2009

By: /s/ Gabriel Holt

Gabriel Holt, President and Chief Financial Officer