Form 10-Q
period 2009-09-30
DESERT MINING INC
filed 2009-11-12
CIK 1129916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009:  21,149,260

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET - unaudited

September 30, 2009

=========================================================================

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS

Cash	$6,656	$120,608

Total Current Assets	6,656	120,608

FURNITURE & EQUIPMENT – net of depreciation	16,488	31,489

OTHER ASSETS

Undeveloped oil & gas leases	568,341	576,028
Less accumulated amort’n and valuation allowance	(409,558)	(374,934)
Proved developed properties	1,397,929	1,419,051
Less accumulated depletion	(89,112)	(81,224)
Unevaluated drilling cost	37,506	37,406
Deposits	77,531	102,531
	1,582,637	1,678,858

	$1,605,781	$1,830,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES

Accounts payable	$350,562	$376,825
Accounts payable-related parties		1,500
Note payable		150,000

Total Current Liabilities	350,562	528,325

STOCKHOLDERS’ EQUITY

Common stock
100,000,000 shares authorized at $0.001 per value
21,149,260 shares issued and outstanding	21,149	20,649
Capital in excess of par value	5,452,930	5,353,430
Accumulated deficit	(4,218,860)	(4,071,449)
Total Stockholders’ Equity	1,255,219	1,302,630

	$1,605,781	$1,830,955

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended September 30, 2009 and 2008

=========================================================================

	Three Months		Nine Months
	9-30-09	9-30-08	9-30-09	9-30-08
REVENUE
Natural Gas Sales	$-	$31,483	$21,485	$147,455
Compression & Operating Cost	(72)	(7,564)	(28,385)	(44,658)
Severance & Production Taxes	-	(4,021)	(2,578)	(17,990)
Gross Profit	(72)	19,898	(9,478)	84,807

EXPENSES

Annual lease payments	-	4,632	1,344	9,532
Depreciation, Depletion & Amort’n	16,071	25,810	65,201	75,567
Administrative	35,099	55,330	249,904	317,472
	51,170	85,772	316,449	402,571

NET LOSS FROM OPERATIONS	(51,242)	(65,874)	(325,927)	(317,764)

OTHER EXPENSES

Gain from sale of oil & gas lease	-	-	178,878	58,917
Interest expense	(362)	(33,587)	(362)	(100,901)

NET INCOME/(LOSS)	$(51,604)	$(99,461)	$(147,411)	$(359,748)

NET INCOME/(LOSS) PER COMMON SHARE

Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.03)

AVERAGE OUTSTANDING SHARES – (stated in 1,000’s)

Basic	21,149	14,162	21,149	14,162
Diluted	21,149	14,162	21,149	14,162

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS – unaudited

For the Nine Months Ended September 30, 2009 and 2008

=========================================================================

	Sept 30,	Sept 30,
	2009	2008

CASH FLOWS FROM
OPERATING ACTIVITIES

Net income/(loss)	$(147,411)	$(359,748)
Adjustments to reconcile net loss to
net cash provided by operating
Activities
Gain on sale of lease	-	(58,917)
Depreciation, depletion & amortization	65,201	75,567
Changes in accounts receivable	-	21,443
Changes in deposits	15,000	5,250
Changes in notes and accounts payable	(177,763)	149,731
Net Increase/(Decrease) in Cash From Operations	(244,973)	(166,674)

CASH FLOWS FROM INVESTING
ACTIVITIES
Proceeds from sale of oil & gas leases	200,000	74,674
Cost of oil and gas leases sold	(21,122)	-
Purchase/development of oil & gas leases	(147,857)	(45,308)
	31,021	29,366

CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from note payable-related party	-	7,125
Proceeds from issuance of common stock	100,000	-

Net Increase in Cash	(113,952)	(130,183)
Cash at Beginning of Period	120,608	148,306
Cash at End of Period	$6,656	$18,123

The accompanying notes are an integral part of these financial statements.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENT - unaudited

September 30, 2009

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

On September 30, 2008, the Company had a net operating loss available for carry forward of $3,370,860.  The tax benefit of approximately $1,011,000 from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has limited operations.  The net operating loss will expire starting in 2008 through 2030.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risks except the Company maintains bank accounts over the insured amount of $250,000. However, they are maintained in banks with high quality.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2009

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

September 30, 2009

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

During 2004 the Company sold 240 net acres of State leases retaining an overriding royalty of 4.34% and reducing annual payments by $240.  In June 2005, the Company sold 2,103 net BLM acres retaining a 2.5% overriding royalty and reducing annual payments by $3,155.  In March 2006 the Company sold 640 State acres reducing the annual payments by $640 and in December 2006 the Company sold 640 State acres reducing annual payments by $640.  In the first half of 2007, 1,278 acres of private leases were allowed to expire.  In September 2007 the Company sold 6,045 BLM acres and retained a 5% overriding royalty interest.  This reduced our annual BLM obligation by $9,068.  In January 2008 we sold a total of 10,625 acres (4,826 BLM acres and 6,799 State acres) reducing our annual BLM payments by $7,239 and our annual State payments by $5,799.  We retained an overriding royalty of 3.333% on the State leases and an overriding royalty of 7.5% on some of the BLM leases.  An additional 4,760 acres of State leases was allowed to expire in September reducing annual payments by $4,760.  680 federal acres were allowed to expire in June 2009 reducing our annual payments by $1,360.  In May 2009 the Company sold a 20% working interest in its various leases.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed.  On September 30, 2009 the Company had three wells capable of producing gas.

DESERT MINING, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS - unaudited (Continued)

September 30, 2009

4.  RELATED PARTY TRANSACTIONS

Officers-directors and a Company manager have acquired 4% (four percent) of the common capital stock issued.

5.  DEPOSITS

The Company has placed deposits with the US Department of the Interior – Bureau of Land Management and State of Wyoming Oil and Gas Conservation Commission in the amount of $75,000.  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

6.  CONTINUING LIABILITIES

The Company’s office lease, including extensions, of $2,375 per month expired September 30, 2008.  We are currently on a month to month basis.

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

The Spotted Horse project located in Campbell County, Wyoming had been on production since the third quarter of 2006.  In April 2009 the Company shut in its three existing wells.    We are evaluating development options for our undrilled acreage in the Prospect.  Our Dripping Rock Prospect has two approved drilling permits.

At September 30, 2009, we have no producing gas wells.

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

Results of Operations – Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

For the three months ended September 30, 2009 we had revenue from natural gas sales of $-0- with compression and operating costs of $72 and severance and production taxes of $-0- resulting in a gross loss of $72, compared to $31,483 in revenue from natural gas sales with compression and operating costs of $7,564 and severance and production taxes of $4,021 resulting in a gross profit of $19,898 for the three months ended September 30, 2008.

For the three months ended September 30, 2009 our expenses consisted of $-0- in annual lease payments, $16,071 in depreciation, depletion and amortization and $35,099 in administrative expenses and interest expense of $362.  For the three months ended September 30, 2009 we had a net loss of $51,604.  For the three months ended September 30, 2008, our expenses consisted of $4,632 in annual lease payments, $25,810 in depreciation, depletion and amortization and $55,330 in administrative expenses, and $33,587 in interest expense for a net loss for the corresponding period of 2008 of 99,461.

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009 we had revenue from natural gas sales of $21,485 with compression and operating costs of $28,385 and severance and production taxes of $2,578 resulting in a gross loss of $9,478, compared to $147,455 in revenue from natural gas sales with compression and operating costs of $44,658 and severance and production taxes of $17,990 resulting in a gross profit of $84,807 for the nine months ended September 30, 2008.

For the nine months ended September 30, 2009 our expenses consisted of $1,344 in annual lease payments, $65,201 in depreciation, depletion and amortization and $249,904 in administrative expenses.  During this period we had a gain from sale of oil & gas lease of $178,878 and interest expense of $362 which resulted in a net loss of $147,411.  For the nine months ended September 30, 2008, our expenses consisted of $9,532 in annual lease payments, $75,567 in depreciation, depletion and amortization and $317,472 in administrative expenses, and $100,901 in interest expense for a net loss for the corresponding period of 2008 of 359,748.

Capital Resources and Liquidity

As of September 30, 2009, we had total assets of $1,605,781 and liabilities of $350,562.   Our assets consist of $6,656 in cash, $16,488 in furniture and equipment, net of depreciation, undeveloped oil and gas leases of $568,341 less accumulated amortization and valuation allowance of $409,558, proved developed properties of $1,397,929 less accumulated depletion of $89,112, unevaluated drilling costs of $37,506 and deposits of $77,531.

Our liabilities consist of $350,562 in accounts payable.

We have placed deposits with the US Department of the Interior – Bureau of Land Management and State of Wyoming Oil and Gas Conservation Commission in the amount of $75,000.  State and Federal regulations require all oil and gas well operators to have on deposit with the appropriate regulatory agency, an amount sufficient to reclaim any wells the Operator is responsible for.

The Company intends to drill for oil and natural gas on their leases.  Drilling costs will be treated as work in progress until such time as the well has been finished and its commercial potential evaluated.  The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs.  These costs will be amortized using the unit of production method.  Dry hole and related leasehold costs will be expensed. At September 30, 2009, the Company had no wells producing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

None.

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

DESERT MINING, INC.

Date: November 10, 2009

By: /s/ Gabriel Holt

            Gabriel Holt, President and Chief Financial Officer